Form 10-Q
period 2021-09-30
Thunder Bridge Capital Partners IV, Inc.
filed 2021-11-15
CIK 1843993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-fifth of one Redeemable Warrant	THCPU	The NASDAQ Stock Market LLC

Class A Common Stock, par value $0.0001 per share	THCP	The NASDAQ Stock Market LLC

Warrants, each whole warrant exercisable for one share of Class A Common Stock for $11.50 per share	THCPW	The NASDAQ Stock Market LLC

As of November 15, 2021, there were 24,300,840 shares of the Company’s Class A common stock, par value $0.0001(the “Class A Shares”) and 5,913,196 shares of the Company’s Class B common stock, par value $0.0001 issued and outstanding (the “Class B Shares”).

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:
Item 1.	Financial Statements:	1
	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
	Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 7, 2021(date of inception) to September 30, 2021 (Unaudited)	2
	Condensed Statement of Changes in Shareholders’ Equity for the period from January 7, 2021 (date of inception) to September 30, 2021	3
	Condensed Statement of Cash Flows for the period from January 7, 2021 (date of inception) to September 30, 2021	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II - OTHER INFORMATION:
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

CONDENSED BALANCE SHEET

September 30, 2021
(Unaudited)
ASSETS

Current assets:
Cash	$686,145
Prepaid expenses	450,406
Total current assets	1,136,551
Other assets -Cash and marketable securities held in Trust Account	236,530,662
Total assets	$237,667,213

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$13,915
Total current liabilities	13,915
Warrant liability	4,861,464
Deferred underwriting fee payable	8,278,474
Total liabilities	13,153,853

Commitments

Shares subject to possible redemption, 23,652,784 shares at redemption value	236,530,662

Stockholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 648,056 outstanding (excluding 23,652,784 shares subject to possible redemption)	65
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,913,196 shares issued and outstanding	591
Additional paid in capital	-
Accumulated deficit	(12,017,958)
Total stockholders’ equity (deficit)	(12,017,302)
Total liabilities and stockholders’ equity (deficit)	$237,667,213

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2021	For the Period from January 7, 2021 (Date of Inception) through September 30, 2021

Formation costs and other operating expenses	$472,245	$503,494
Loss from operations	(472,245)	(503,494)
Other income:
Interest income	2,842	2,842
Net loss	$(469,403)	$(500,652)
Weighted average shares outstanding Class A common stock	23,551,027	8,114,961
Basic and diluted net loss per share, Class A common stock	$(0.02)	$(0.04)

Weighted average shares outstanding Class B common stock	5,791,026	5,682,207
Basic and diluted net loss per share, Class B common stock	$(0.02)	$(0.04)

(1)	Excludes an aggregate of up to 843,750 shares that are subject to forfeiture if the over-allotment is not exercised in full by the underwriters see Note 8). On August 9, 2021, 555,554 shares of Class B common stock were forfeited for no consideration as a result of a partial exercise of the over-allotment option (see Note 1).

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - January 7, 2021 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to sponsor (1)	-	-	6,468,750	647	24,353	-	25,000
Net loss	-	-	-	-	-	(31,249)	(31,249)
Balance - June 30, 2021	-	-	6,468,750	647	24,353	(31,249)	(6,249)

Sale of 23,652,784 units, net of
Underwriters discount, offering costs and warrant liabilities	24,300,840	2,430	-	-	224,986,580	-	224,989,010

Forfeiture of Class B Common stock	-	-	(555,554)	(56)	56	-	-

Common stock subject to redemption	(23,652,784)	(2,365)	-	-	(225,010,989)	(11,517,306)	(236,530,660)
Net loss	-	-	-	-	-	(469,403)	(469,403)
Balance - September 30, 2021	648,056	$65	5,913,196	$591	$-	$(12,017,958)	$(12,017,302)

(1)

Includes an aggregate of up to 843,750 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 8). On August 9, 2021, 555,554 shares of Class B common stock were forfeited for no consideration as a result of a partial exercise of the over-allotment option.

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the Period from January 7, 2021 (Date of Inception) through September 30, 2021

Cash flow from operating activities:
Net loss	$(500,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in Trust Account	(2,822)
Transaction costs allocable to warrant liability	269,805
Changes in operating assets and liabilities:
Prepaid expenses	(450,406)
Accounts payable and accrued expenses	13,915
Net cash used in operating activities	(670,160)

Cash flows from investing activities:
Investment of cash in Trust Account	(236,527,840)
Net cash used in investing activities	(236,527,840)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	238,277,845
Proceeds from sale of Class B common stock	25,000
Proceeds from promissory note payable - related party	105,000
Repayment of promissory note payable - related party	(105,000)
Payments of deferred offering costs	(418,700)
Net cash provided by financing activities	237,884,145
Net change in cash	686,145
Cash at the beginning of the period	-
Cash at the end of the period	$686,145

Supplemental schedule of noncash investing and financing activities:
Initial classification of Class A shares subject to redemption	$236,527,842
Change in value of Class A shares subject to redemption	2,822
Deferred underwriting fee payable	8,278,474
Initial measurement of warrants issued in connection with the Public offering accounted for as liabilities	4,860,214

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

As of September 30, 2021 the Company had not commenced any operations. All activity for the period January 7, 2021 (inception) through September 30, 2021 related to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described in Note 3. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On August 9, 2021, the Underwriters exercised the over-allotment option in part and purchased an additional 1,152,784 units (the “Over-Allotment Units”), generating gross proceeds of $11,527,840 and consummated a sale of an additional 23,056 Private Placement Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $230,560. Following the closing, an additional $11,527,840 of proceeds was placed in the Trust Account. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option, 555,554 shares of Class B common stock were forfeited for no consideration.

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

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Cont.)

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

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Cont.)

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

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Cont.)

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

The Company had $686,145 in cash and no cash equivalents as of September 30, 2021.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial at September 30, 2021.

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A common stock or the statement of operations based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, offering costs in the aggregate of $13,427,731 were recognized, $269,805 of which was allocated to the warrants and immediately expensed included in formation costs and other operating expenses in the Condensed Statements of Operations, and $13,157,926 was allocated to Class A common stock, reducing the carrying amount of such shares.

Cash Held in Trust Account

At September 30, 2021, the assets held in the Trust Account were invested in a money market fund.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Net Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Consistent with FASB 480, shares of common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per shares of common stock for the three months ended September 30, 2021 and for the period from January 7, 2021 (inception) to September 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the three months ended September 30, 2021 and the period from January 7, 2021 (inception) to September 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into shares of common stock. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for all periods presented.

A reconciliation of net loss per share of common stock as adjusted for the portion of income that is attributable to shares of common stock subject to redemption is as follows:

	For the Three Months Ended September 30, 2021		For the Period from January 7, 2021 (Date of Inception) through September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net loss per share
Numerator:
Allocation of net loss, as adjusted	$(376,760)	$(92,643)	$(294,464)	$(206,188)
Denominator:
Less: Income attributable to
Basic and diluted weighted average shares of common stock outstanding	23,551,027	5,791,026	8,114,961	5,682,207
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

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

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Warrants

The Company accounts for the Public Warrants (as defined below) and Private Placement Unit Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of September 30, 2021 through the date this balance sheet was issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

On August 9, 2021, the Underwriters exercised the over-allotment option in part and purchased an additional 1,152,784 units at $10.00 per unit.

NOTE 4. PRIVATE PLACEMENT

On July 2, 2021, simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 625,000 Private Placement Units at a price of $10.00 per unit for an aggregate purchase price of $6,250,000. On August 9, 2021, in connection with the Underwriters partial exercise of the over-allotment option, the Company consummated a sale of an additional 23,056 Private Placement Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $230,560.

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

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 8, 2021 the Company issued an aggregate of 6,468,750 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares include an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,152,784 Units. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option on August 9, 2021, 555,554 shares of Class B common stock were forfeited for no consideration.

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

Promissory Note — Related Party

On January 20, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. Upon completion of the Initial Public Offering on July 2, 2021, the $105,000 outstanding balance on the Note was paid in full.

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

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company had incurred and paid $30,000 for the three months ended September 30, 2021 and for the period from January 7, 2021 (date of inception) through September 30, 2021.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Initial Business Combination. The Company had incurred and paid $60,000 for the three months ended September 30, 2021 and for the period from January 7, 2021 (date of inception) through September 30, 2021.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

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

Underwriter’s Agreement

The Company granted the underwriter a 45-day option to purchase up to 3,375,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,152,784 Units.

The underwriter was paid a cash underwriting discount of two percent (2.00%) of the gross proceeds of the Initial Public Offering and the exercise of the overallotment, or $4,730,557. In addition, the underwriter is entitled to a deferred fee of three and half percent (3.5%) of the gross proceeds of the Initial Public Offering and overallotment, or $8,278,474. The deferred fee was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement.

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

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

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

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7. WARRANTS (Cont.)

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

The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A common stock in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercise the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the common stock consists exclusively of cash, the amount of such cash per common stock, and (ii) in all other cases, the volume weighted average price of the common stock as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7. WARRANTS (Cont.)

At September 30, 2021, there were 4,730,557 whole Public Warrants and 129,611 Private Placement Warrants outstanding with a fair value of $4,730,557 and $130,907, respectively

The Company accounts for the 4,730,557 Public Warrants issued and the 129,611 private placement warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a derivative liability. The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A common stock in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercise the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the common stock consists exclusively of cash, the amount of such cash per common stock, and (ii) in all other cases, the volume weighted average price of the common stock as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40, and thus the warrants are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2021, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2021, there were no shares of Class A common stock issued or outstanding (excluding 23,652,784 Class A shares subject to possible redemption).

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2021, there were 5,913,196 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law; provided that only holders of Class B common stock have the right to vote for the election of directors prior to the Company’s initial Business Combination.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 8. STOCKHOLDERS’ EQUITY (Cont.)

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (Cont.)

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Liabilities:
Public Warrants (1)	3	$4,730,557
Private Placement Warrants (1)	3	130,907

(1)	Measured at fair value on a recurring basis.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

Initial Measurement

The Company established the initial fair value for the Warrants on July 2, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-fifth of one Public Warrant), and (ii) the sale of Private Placement Units, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption based on their relative fair values at the initial measurement date. The Private Placement Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

	September 30,	July 2,
Input	2021	2021
Risk-free interest rate	1.19%	1.11%
Expected term (years)	6.5	6.49
Expected Volatility	13.6%	14.1%
Exercise Price	$11.5	$11.5
Stock price	$9.8	$9.7

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the 6.49 year yield the yield on the U.S. Treasury notes as of the Valuation Date that matched the time period to DeSPAC as of each Valuation Date.

●	The expected term was simulated out daily over the expected remaining life of the Public Warrants. The specific remaining life was based on Management’s estimated time to DeSPAC as well as the five-year contractual period that begins once the transaction closes.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (Cont.)

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of the Units, which each consist of one share of Class A common stock and one-fifth of one Public Warrant, represents the closing price on the measurement date as observed from the ticker THCP. Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Monte Carlo simulation model.

Therefore, the resulting valuations for the two classes of Warrants were determined to be equal. On July 2, 2021, the Private Placement Warrants and Public Warrants were determined to be $1.00 and $1.01 per warrant for aggregate values of $4.5 million and $126 thousand, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis.

As of September 30, 2021, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $4.9 million, based on the closing price of THCP on that date of $9.80.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 7, 2021	$-	$-	$-
Initial Measurement on July 2, 2021	126,250	4,500,000	4,626,250
Issuance of warrants in connection with the partial exercise of the overallotment option	4,657	230,557	235,214
Fair value as of September 30, 2021	$130,907	$4,730,557	$4,861,464

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”), and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended September 30, 2021 and for the period from January 7, 2021 (inception) through September 30, 2021, we had a net loss of $469,403 and $500,652 which consists of formation costs and operating costs, respectively.

Liquidity and Capital Resources

On July 2, 2021, we consummated our Initial Public Offering in which we sold 22,500,000 Units, at $10.00 per Unit generating gross proceeds of $225,000,000 before underwriting fees and expenses. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 625,000 Private Placement Units at $10.00 per Private Placement Unit to our Sponsor, generating gross proceeds of $6,250,000. On August 9, 2021, the underwriters partially exercised their over-allotment option, and the underwriters purchased 1,152,784 Units (the “Over-Allotment Units”) at an offering price of $10.00 per unit, generating gross proceeds to the Company of $11,527,840. Simultaneously with the sale of the Over-Allotment Units, the Company completed a private placement with the Sponsor for an additional 23,056 private placement units at a price of $10.00 per unit, generating gross proceeds of $230,560.

Transaction costs of the Initial Public Offering and the partial exercise of the overallotment option, amounted to $13,427,732 consisting of underwriting fees of $4,730,557 and deferred underwriting fees of $8,278,474 and $418,700 of other costs. $268,555 of the total underwriting costs were expensed in connection with the warrant liability and the balance was charged to equity. On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,152,784 Units. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option on August 9, 2021, 555,554 shares of Class B common stock were forfeited for no consideration.

As of September 30, 2021, we have available to us $686,145 of cash on our balance sheet and working capital of $1,122,636. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

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

Contractual Obligations

At September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The Underwriter was paid a cash underwriting fee of 2% of gross proceeds of the Initial Public Offering, or $4,730,557. In addition, the Underwriter is entitled to aggregate deferred underwriting commissions of $8,278,474 consisting of 3.5% of the gross proceeds of the Initial Public Offering. The deferred underwriting commissions will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement by and between the Company and Morgan Stanley & Co. LLC.

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

Net Loss Per Share of Common Stock

Basic loss per share of common stock is computed by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Consistent with FASB 480, shares of common stock subject to possible redemption, as well as their pro rata share of undistributed trust earnings consistent with the two-class method, have been excluded from the calculation of loss per share of common stock for the three months ended September 30, 2021 and for the period from January 7, 2021 (inception) to September 30, 2021. Such shares, if redeemed, only participate in their pro rata share of trust earnings. Diluted loss per share includes the incremental number of shares of common stock to be issued to settle warrants, as calculated using the treasury method. For the three months ended September 30, 2021 and the period from January 7, 2021 (inception) to September 30, 2021, the Company did not have any dilutive warrants, securities or other contracts that could potentially, be exercised or converted into shares of common stock. As a result, diluted loss per share of common stock is the same as basic loss per share of common stock for all periods presented.

A reconciliation of net loss per share of common stock as adjusted for the portion of income that is attributable to shares of common stock subject to redemption is as follows:

	For the Three Months Ended September 30, 2021		For the Period from January 7, 2021 (Date of Inception) through September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net loss per share
Numerator:
Allocation of net loss, as adjusted	$(376,760)	$(92,643)	$(294,464)	$(206,188)
Denominator:
Less: Income attributable to
Basic and diluted weighted average shares of common stock outstanding	23,551,027	5,791,026	8,114,961	5,682,207
Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

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

Shares of common stock subject to possible redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Through September 30, 2021, our efforts have been limited to organizational activities, activities relating to our Initial Public Offering and since the Initial Public Offering, the search for a target business with which to consummate an Initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on January 7, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

On August 9, 2021, we completed the private sale of an aggregate of 23,056 Private Placement Units at a price of $10.00 per Unit to the Sponsor generating gross proceeds of $230,560.

Use of Proceeds from the Initial Public Offering

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

On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,152,784 Units at $10.00 per unit, generating gross proceeds of $1,152,784. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option on August 9, 2021, 555,554 shares of Class B common stock were forfeited for no consideration.

The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-254359). The SEC declared the registration statement effective on June 29, 2021.

Of the gross proceeds received from the Initial Public Offering and the Private Placement Units, $225,000,000 was placed in a Trust Account. We paid a total of $4,500,000 in underwriting discounts and commissions and $418,700 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $7,875,000 in underwriting discounts and commissions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

Date: November 15, 2021	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer

Date: November 15, 2021	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)