Form 10-K
period 2021-12-31
Thunder Bridge Capital Partners IV, Inc.
filed 2022-03-30
CIK 1843993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-40555

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the units outstanding, other than securities held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price on June 30, 2021 for units, trading on such date, as reported on the Nasdaq Capital Market, was $223.425 million.

As of March 29, 2022, there were 24,300,840 shares of the Company’s Class A common stock, par value $0.0001 per share and 5,913,196 shares of the Company’s Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Unless otherwise stated in this Annual Report on Form 10-K, references to:

●	we,” “us,” “company” or “our company” are to Thunder Bridge Capital Partners IV, Inc., a company incorporated in Delaware;

●	“common stock” are to our Class A common stock and our Class B common stock;

●	“founder shares” are to Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering and share capitalization prior to our initial public offering and which are currently held by our sponsor and our independent directors (which shares may be transferred to permitted transferees from time to time) and the Class A common stock that will be issued upon the automatic conversion of the Class B common shares at the time of our initial business combination as described herein;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“management” or our “management team” are to our officers and directors;

●	“placement shares” are to the shares of our Class A common stock included within the placement units purchased by our sponsor in the private placement;

●	“placement units” are to the units purchased by our sponsor in the private placement, each placement unit consisting of one placement share and one fifth of one placement warrant;

●	“placement warrants” are to the warrants included within the placement units being purchased by our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“private placement” are to the private placement of 648,056 placement units at a price of $10.00 per unit, which occurred simultaneously with the completion of our initial public offering;

●	“public shares” are to Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“sponsor” are to TBCP IV, LLC, a Delaware limited liability company; and

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants to the extent they are no longer held by the initial purchasers of the placement units or their permitted transferees.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	the potential incentive to consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the founder shares paid by our sponsor, certain members of our team as well as institutional and professional accredited investors pursuant to forward purchase arrangements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to uncertainty resulting from the recent COVID-19 global pandemic;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance following our initial public offering; or

●	the other risks and uncertainties discussed in “Risk Factors”.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1. Business

General

We are a blank check company incorporated as a Delaware corporation on January 7, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have not selected any specific business combination target, have generated no operating revenues to date and will not generate operating revenues until we consummate our initial business combination.

Significant Activities Since Inception

On July 2, 2021, the Company consummated its initial public offering of 22,500,000 units. Each unit consists of one share of the Company’s Class A common stock, and one fifth of one redeemable Warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at $11.50 per whole share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $225,000,000. Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 625,000 placement units at $10.00 per unit, generating gross proceeds of $6,250,000.

A total of $225,000,000 of the net proceeds from our initial public offering and the private placement were deposited in a trust account established for the benefit of the Company’s public stockholders.

On August 9, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 1,152,784 units, generating gross proceeds of $11,527,840 and consummated a sale of an additional 23,055 placement units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $230,550. Following the closing, an additional $11,527,840 of proceeds was placed in the Trust Account. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option, 555,554 shares of Class B common stock were forfeited for no consideration.

On March 22, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Coincheck Group B.V., a Dutch private limited liability company (“PubCo”), M1 Co G.K., a Japanese limited liability company (“HoldCo”), Coincheck Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Coincheck, Inc., a Japanese joint stock company (“Coincheck”). If the Business Combination Agreement is approved by the Company’s stockholders, and the transactions contemplated by the Business Combination Agreement are consummated, (1) Coincheck equityholders will conduct a share exchange pursuant to which they will receive shares of PubCo and Coincheck will become a wholly owned subsidiary of PubCo and (2) the Company will merge with and into a wholly owned subsidiary of PubCo, with the Company continuing as the surviving corporation and a wholly owned subsidiary of PubCo , with Company stockholders and warrantholders receiving identical numbers of securities of PubCo (collectively, the “Business Combination”).

 As consideration for the Business Combination, Coincheck equityholders will receive approximately $1.25 billion in PubCo securities, valued at $10.00 per ordinary share, as well as the contingent right to receive up to 50 million PubCo ordinary shares as an earn out, with 25 million ordinary shares to be awarded if within 5 years the closing price of PubCo ordinary shares equals or exceeds $12.50 for 20 out of 30 consecutive trading days, and 25 million ordinary shares to be issued if within 5 years the closing price of PubCo ordinary shares equals or exceeds $15.00 for 20 out of 30 consecutive trading days. In addition, at the Closing, the Sponsor will deliver to the escrow agent an aggregate of 2,365,278 PubCo Ordinary Shares that the Sponsor would otherwise receive as consideration in the Business Combination (the “Sponsor Earn Out Shares”). The Sponsor Earn Out Shares will be subject to the same milestones as the Coincheck equityholder earn out. In the event such milestones are not met within five years of the Closing, the Sponsor Earn Out Shares will be automatically released to PubCo for repurchase for no consideration.

In connection with the Closing, (i) each share of the Company’s common stock (“Company Common Stock”) that is held by the Sponsor will be converted into one PubCo Ordinary Share and (ii) each share of Company Common Stock that is outstanding and has not been redeemed will be converted into a one PubCo Ordinary Share. Each outstanding warrant to purchase Company Common Stock (“Company Warrant”) will become a warrant to purchase PubCo Ordinary Shares, with each such warrant exercisable for the number of PubCo Ordinary Shares the holder of the Company Warrant would have received in the Business Combination if it exercised the Company Warrant immediately prior to the Business Combination.

Conditions to Closing

The Closing is subject to certain customary conditions, including, among other things, (i) approval by the Company’s stockholders of the Business Combination Agreement, (ii) the effectiveness of a registration statement on Form F-4 by PubCo relating to the Business Combination and containing a proxy statement of the Company and (iii) the approval for listing on Nasdaq of the PubCo Ordinary Shares to be issued in the Business Combination. In addition, the Closing is subject to the condition that the Company has at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Coincheck’s obligations under the Business Combination Agreement are also subject to a minimum cash consideration at Closing, after giving effect to any outside financing and Company stockholder redemptions of $100,000,000.

The foregoing description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Business Combination Agreement.

Objective and Business Opportunity

Since our initial public offering in July 2021, we have concentrated our efforts in identifying businesses in the financial services industry, including asset and wealth management, lending and leasing, and businesses providing financial technological services to, or operating in, the financial services industry. We have placed a particular emphasis on businesses that provide data processing, storage and transmission services, data bases and payment services, fraud detection, data analysis or verification, client or customer interface, or have adopted operations in the financial services industry that are more technologically driven than the operational platforms of the legacy operators (collectively “FinTech”). We are not, however, required to complete our initial business combination with a financial services or financial technology business and, as a result, we may pursue a business combination outside of that industry. We are seeking to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial enhancement or redirection to maximize value. We do not intend to acquire start-up or other early-stage companies, companies with speculative business plans or companies that are excessively leveraged.

We believe our management team and senior special advisor have the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire. However, our management team and senior special advisor’s network and investing and operating experience do not guarantee a successful initial business combination. The members of our management team and senior special advisor are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed.

Furthermore, our sponsor, management team, and their affiliates have a broad network of contacts and corporate relationships developed through extensive experience sourcing, acquiring, growing, financing and selling businesses; maintaining dialogues with sellers, capital providers and target management teams; and executing transactions under varying economic and financial conditions.

We believe that these networks of contacts and relationships have provided us with an important source of investment opportunities. In addition, target business candidates have been brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. We have not participated in the auction processes for prospective target companies.

Business Strategy

We will seek to capitalize on the significant financial services, asset and fund management, financial technology and banking experience, private and public equity experience, and contacts of our management team, senior special advisor, including Gary Simanson, our President and Chief Executive Officer and a Director, William Houlihan, our Chief Financial Officer,  David E. Mangum, a Director, Mary Ann Gillespie, a Director, Robert Hartheimer, a Director, Stewart Paperin, a Director, Allerd Derk Stikker, a Director and Pete Kight, our senior special advisor, JAM Special Opportunity Ventures (“JSOV”), our special advisor, to identify, evaluate, acquire and operate a target business. If we elect to pursue an investment outside of the financial services or FinTech industry, our management’s expertise related to that industry may not be directly applicable to its evaluation or operation, and the information contained in this report regarding that industry might not be relevant to an understanding of the business that we elect to acquire. Members of our management team, senior special advisor and special advisor have extensive experience in the financial services industry, the financial technology industry, the asset and wealth management industry, as well as extensive experience in operating financial services companies in a public company environment and a private company environment, serving on both public and private company boards of directors, including financial institutions and FinTech companies, strong knowledge and experience in financial, legal and regulatory matters, initial public offerings, private equity and venture capital, as well as mergers and acquisitions in the financial services industry.

We believe that potential sellers of target businesses will view the fact that members of our management team and our senior special advisor have successfully closed business combinations with vehicles similar to our company as a positive factor in considering whether or not to enter into a business combination with us. However, with respect to the foregoing examples, past performance of our management team, senior special advisor, and special advisor is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team, senior special advisor, and special advisor as indicative of our future performance. Our executive officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities. Additionally, in the course of their respective careers, members of our management team, senior special advisor, and special advisor have been involved in businesses and deals that were unsuccessful.

Our officers are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not have an employment agreement with any of our officers.

We identified the following criteria that we have used and intend to continue to use in evaluating business transaction opportunities. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Any particular business transaction opportunity which we ultimately determine to pursue may not meet one or more of these criteria:

●	History of free cash flow generation. We will seek to acquire one or more businesses or assets that have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams.

●	Revenues and Enterprise Value. We will seek to acquire one or more businesses with annual revenues of approximately $150 million to $1.5 billion and an enterprise value of approximately $500 million to $3.0 billion.

●	Strong management team. We will seek to acquire one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We will focus on management teams with a proven track record of driving revenue growth, enhancing profitability and creating value for their stockholders.

●	Opportunities for add-on acquisitions. We will seek to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Spin-offs/divestitures of non-core businesses or assets from larger companies. We will focus on one or more businesses or assets that are part of larger companies where the owners seek to divest or spin-off such businesses in order to free up capital to focus on core activities.

●	Defensible business niche. We will seek to acquire on one or more businesses or assets that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors. We anticipate that these barriers to entry will enhance the ability of these businesses or assets to generate strong profitability and free cash flow.

●	Diversified customer and supplier base. We seek to acquire one or more businesses or assets that have a diversified customer and supplier base, which are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Competitive Strengths

We believe we have the following competitive strengths:

●	Management Operating and Investing Experience. Our directors and executive officers have significant executive, investment and operational experience in the financial services and financial technology industries. Although in the course of their careers they have been involved in some unsuccessful businesses and deals, we believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industry.

●

Established Deal Sourcing Network. As a result of their extensive experience in the financial services industry as well as their other corporate relationships, our management team members have developed a broad array of contacts in the industry. We believe that these contacts are important in generating acquisition opportunities for us.

●	Strong Financial Position and Flexibility. With a trust account currently (as of December 31, 2021) in the amount of approximately $ 236.5 million and a public market for our common stock, we offer a target business a variety of options to facilitate a future business transaction and fund the growth and expansion of business operations. Because we are able to consummate an initial business transaction using our capital stock, debt, cash or a combination of the foregoing, we have the flexibility to design an acquisition structure to address the needs of the parties. We have not, however, taken any steps to secure third party financing and would only do so simultaneously with the consummation of our initial business transaction. Accordingly, our flexibility in structuring an initial business transaction may be constrained by our ability to arrange third-party financing, if required.

●	Status as a Public Company. We believe our structure makes us an attractive business transaction partner to prospective target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business transaction with us. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. We believe that being a public company can also augment a company’s profile among potential new customers and vendors and aid it in attracting and retaining talented employees.

Our Investment Process

In evaluating prospective business combinations, we will conduct a thorough due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management team and advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We will also utilize the expertise of our management team in public security valuation, analyzing financial services companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

Following the announcement of our initial business combination, we intend to evaluate opportunities to enhance stockholder value. In doing so, the management team anticipates evaluating corporate governance, opportunistically accessing capital markets, procuring publicly accessible investor research on the business combination and other opportunities to enhance liquidity, identifying acquisition and divestiture opportunities, and properly aligning management and board incentives with the appropriate metrics that public company investors use to track stockholder value growth.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team, senior special advisor and special advisor and their respective affiliates, and the relationships they have developed as a result of such experience, provides us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses, relationships with sellers, financing sources and target management teams and experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships provides us important sources of investment opportunities. In addition, target business candidates have been brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Delaware law. All of our officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Other Acquisition Considerations

Members of our management team directly and indirectly own our common stock and/or private placement units, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the “Investment Company Act”. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination in the amount of $228,257,185, as of December 31, 2021, assuming no redemptions and after payment of $8,278,474 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations until we consummate our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the placement units, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we may target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement units, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we will complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of Our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the Nasdaq’s 80% fair market value test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we will conduct a thorough due diligence review, which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team and senior special advisor, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, there can be no assurances that members of our management team and senior special advisor will have significant experience or knowledge relating to the operations of the particular target business.

There can be no assurances that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. There can be no assurances that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and the Nasdaq rules. However, other than as described in this report, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or for working capital purposes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2021 was approximately $10.[ ] per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and placement shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under the Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of the deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and placement shares and any public shares they own in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and placement shares, we would need only 6,561,251, or 27.7%, of the 23,652,784 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved (assuming the over-allotment option is not exercised). We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of the deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the stockholder meeting. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target July 2, 2023.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only until July 2, 2023 to complete our initial business combination. If we are unable to complete our initial business combination by July 2, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination July 2, 2023.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination by July 2, 2023. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by July 2, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or for working capital purposes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account ( $559,285 as of December 31, 2021), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.[ ] (based on the trust account balance as of December 31, 2021). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.[ ]. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may access to up to amounts held outside the trust account ($559,285 as of December 31, 2021) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to July 2, 2023 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination prior to July 2, 2023, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that apply to us until the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	If we are unable to complete our initial business combination by July 2, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law;

●	Prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination;

●	Although we do not intend to enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or our officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view;

●	If a stockholder vote on our initial business combination is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act; whether or not we maintain our registration under the Exchange Act or our listing on the Nasdaq, we will provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above;

●	So long as we obtain and maintain a listing for our securities on the Nasdaq, Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination;

If our stockholders approve an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to July 2, 2023 or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or for working capital purposes, divided by the number of then outstanding public shares; and

●	We will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In addition, our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “ emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the prior June 30th, and (2) our annual revenues exceed $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are an early stage Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not obtain additional financing to complete our initial business combination or reduce number of stockholders requesting redemption;

●	our stockholders may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and our stockholders will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share; and

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

For the complete list of risks relating to our operations, see the sections titled “Risk Factors” contained in our Registration Statement filed with the SEC on June 21, 2021 and our Quarterly Reports filed on Form 10-Q with the SEC on August 16, 2021 and November 15, 2021.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 9912 Georgetown Pike, Suite D203, Great Falls, Virginia 22066. Such facility is provided by First Capital group, LLC (an affiliate of our sponsor) for a monthly charge of $10,000. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “THCPU,” “THCP” and “THCPW”, respectively. Our units commenced public trading on July 2, 2021, and our Class A common stock and warrants commenced public trading on August 20, 2021.

(b)	Holders

On March 29, 2022, there was 2 holders of record of our units, 1 holder of record of our Class A common stock and 1 holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us,” “our” or “we” refer Thunder Bridge Capital Partners IV, Inc. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

The Company is a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, the proceeds of the sale of our securities in connection with our initial business combination (pursuant to backstop agreements we may enter into), our shares, debt or a combination of cash, stock and debt.

The issuance of additional shares in connection with an initial business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of our common stockholders, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of our Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, we had $559,285 held outside the trust account that is available to us to fund our working capital requirements and $236,535,659 held inside the trust account.

Results of Operations

For the year ended December 31, 2021, we had net loss of $165,906 and a loss from operations of $905,815. Our entire activity from inception to July 2, 2021 was in preparation for our initial public offering. Since the consummation of our initial public offering through December 31, 2021, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Liquidity and Capital Resources

Prior to the consummation of our initial public offering, our only sources of liquidity were an initial purchase of founder shares for $25,000 by the sponsor, and a total of $105,000 of loans and advances by the sponsor.

On July 2, 2021, we consummated our initial public offering in which we sold 22,500,000 Units at a price of $10.00 per Unit generating gross proceeds of $225,000,000 before underwriting fees and expenses. Simultaneously with the consummation of our initial public offering, we consummated the private placement of 625,000 placement units, generating gross proceeds, before expenses, of $6,250,000. Each placement unit consists of one share of Class A common stock and one fifth of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

On August 9, 2021, the Underwriters exercised the over-allotment option in part and purchased an additional 1,152,784 units, generating gross proceeds of $11,527,840 and consummated a sale of an additional 23,055 placement units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $230,550. Following the closing, an additional $11,527,840 of proceeds was placed in the Trust Account. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option, 555,554 shares of Class B common stock were forfeited for no consideration.

In connection with our initial public offering and the exercise of the over-allotment option, the Company incurred offering costs of $12,793,700 (including an underwriting fee of $4,730,557 and deferred underwriting commissions of $8,278,474). Other incurred offering costs consisted principally of formation and preparation fees related to our initial public offering. A total of $236,527,840, comprised of $231,797,283 of the proceeds from the initial public offering and the underwriters exercise of the over-allotment option and $4,730,557 of the proceeds of the private placement, was placed in a U.S.-based trust account, established for the benefit of our public stockholders. Prior to the closing of our initial public offering, the sponsor had made $100,000 in loans and advances to the Company. The loans and advances were non-interest bearing and payable on the earlier of December 31, 2021 or the completion of our initial public offering. The loans of $105,000 were fully repaid upon the consummation of our initial public offering on July 2, 2021.

As of December 31, 2021, we have available to us $559,285 of cash on our balance sheet and working capital of $346,385. We will use these funds primarily to find and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination. The interest income earn on the investments in our trust account are unavailable to fund operating expenses.

In order to finance transaction costs in connection with the initial business combination, on March 25, 2022 the Company and TBCP III, LLC (the “Sponsor”) executed a promissory note to loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial business combination, the Company would repay such loaned amounts. In the event that the initial business combination does not occur, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the placement units issued to the sponsor. The terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Company does not expect to seek loans from parties other than the sponsor or its directors or officers or their respective affiliates as it does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the trust account. No monies have been advanced under the note.

Off-Balance Sheet Financing Arrangements

As of December 31, 2021, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

At December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters were paid a cash underwriting fee of 2% of gross proceeds of the initial public offering and the over-allotment option, or $4,730,557. In addition, the underwriters are entitled to aggregate deferred underwriting commissions of $8,278,474 consisting of (i) 3.5% of the gross proceeds of the initial public offering. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement by and among the Company and Morgan Stanley & Co. LLC.

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

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period.

The calculation of diluted loss per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the exercise of the warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net loss per share:

	For the Period from January 7, 2021 (Date of Inception) through December 31, 2021
	Class A	Class B

Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(113,000)	$(52,906)
Denominator:
Less:
Basic and diluted weighted average shares of common stock outstanding	12,262,874	5,741,402
Basic and diluted net loss per share	$(0.01)	$(0.01)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet primarily due to their short term nature.

Offering Cost

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to our initial public offering. Offering costs amounting to $13,427,731 were charged to stockholders’ equity upon the completion of our initial public offering.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial for the period from January 7, 2021 (inception) to December 31, 2021.

Shares subject to possible redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Warrants

The Company accounts for the public warrants and placement warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the initial public offering and the sale of the private placement units held in the trust account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-21 comprising a portion of this Annual Report on Form 10-K.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Thunder Bridge Capital Partners IV, Inc.

Opinion on the financial statements

We have audited the accompanying balance sheet of Thunder Bridge Capital Partners IV, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholder’s equity, and cash flows for period from January 7, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for period from January 7, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Philadelphia, Pennsylvania
March 29, 2022

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

BALANCE SHEET

December 31, 2021

ASSETS

Current assets:
Cash	$559,285
Prepaid expenses	373,946
Total current assets	933,228
Other assets -Cash and marketable securities held in Trust Account	236,535,659
Total assets	$237,468,887

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$212,900
Total current liabilities	212,900
Warrant liability	4,129,409
Deferred underwriting fee payable	8,278,474
Total liabilities	12,620,783

Commitments

Shares subject to possible redemption, 23,652,784 shares at redemption value	236,535,659

Stockholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 648,056 outstanding (excluding 23,652,784 shares subject to possible redemption)	65
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,913,196 shares issued and outstanding	591
Additional paid in capital	-
Accumulated deficit	(11,688,211)
Total stockholders’ equity (deficit)	(11,687,555)
Total liabilities and stockholders’ equity (deficit)	$237,468,887

See accompanying notes to the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

STATEMENT OF OPERATIONS

For the Period from January 7, 2021 (Date of Inception) through December 31, 2021

Formation costs and other operating expenses	$905,815
Loss from operations	(905,815)
Other income:
Interest income	7,854
Change in fair value of warrant liability	732,055
Net loss	$(165,906)
Weighted average shares outstanding Class A common stock	12,262,874
Basic and diluted net loss per share, Class A common stock	$(0.01)

Weighted average shares outstanding Class B common stock	5,741,402
Basic and diluted net loss per share, Class B common stock	$(0.01)

See accompanying notes to the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - January 7, 2021 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	6,468,750	647	24,353	-	25,000

Sale of 23,652,784 units, net of
Underwriters discount, offering costs and warrant liabilities	24,300,840	2,430	-	-	224,986,580	-	224,989,010

Forfeiture of Class B common stock	-	-	(555,554)	(56)	56	-	-

Common stock subject to redemption	(23,652,784)	(2,365)	-	-	(225,010,989)	(11,522,305)	(236,535,659)
Net loss	-	-	-	-	-	(165,906)	(165,906)
Balance - December 31, 2021	648,056	$65	5,913,196	$591	$-	$(11,688,211)	$(11,687,555)

(1)	Includes an aggregate of up to 843,750 shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 8). On August 9, 2021, 555,554 shares of Class B common stock were forfeited for no consideration as a result of a partial exercise of the over-allotment option.

See accompanying notes to the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

STATEMENT OF CASH FLOWS

For the Period from January 7, 2021 (Date of Inception) through December 31, 2021

Cash flow from operating activities:
Net loss	$(165,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(732,055)
Interest earned in Trust Account	(7,819)
Transaction costs allocable to warrant liability	269,805
Changes in operating assets and liabilities:
Prepaid expenses	(373,943)
Accounts payable and accrued expenses	212,900
Net cash used in operating activities	(797,018)

Cash flows from investing activities:
Investment of cash in Trust Account	(236,527,840)
Net cash used in investing activities	(236,527,840)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	238,277,843
Proceeds from sale of Class B common stock	25,000
Proceeds from promissory note payable - related party	105,000
Repayment of promissory note payable - related party	(105,000)
Payments of deferred offering costs	(418,700)
Net cash provided by financing activities	237,884,143
Net change in cash	559,285
Cash at the beginning of the period	-
Cash at the end of the period	$559,285

Supplemental schedule of noncash investing and financing activities:
Initial classification of Class A shares subject to redemption	$236,527,842
Change in value of Class A shares subject to redemption	7,819
Deferred underwriting fee payable	8,278,474
Initial measurement of warrants issued in connection with the Public offering accounted for as liabilities	4,860,214

See accompanying notes to the financial statements.

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

As of December 31, 2021 the Company had not commenced any operations. All activity for the period January 7, 2021 (inception) through December 31, 2021 related to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described in Note 3, and subsequent to the completion of the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $12,793,700 consisting of $4,500,000 of underwriting fees, $7,875,000 of deferred underwriting fees (see Note 6) and $418,700 of other costs. In addition, at December 31, 2021, 559,285 of cash was held outside of the Trust Account and is available for working capital purposes.

On August 9, 2021, the Underwriters exercised the over-allotment option in part and purchased an additional 1,152,784 units (the “Over-Allotment Units”), generating gross proceeds of $11,527,840. In conjunction with the sale of the Over-Allotment Units, the Company consummated a sale of an additional 23,055 Private Placement Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $230,550. Following the closing, an additional $11,527,840 of proceeds was placed in the Trust Account. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option, 555,554 shares of Class B common stock were forfeited for no consideration.

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

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statement. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Upon completion of the Initial Public Offering, management has reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through, July 2, 2022 and therefore substantial doubt has been alleviated.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had cash outside the Trust Account of $559,285 available for working capital needs. All remaining investments held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination, pay tax obligations or to redeem shares of common stock. In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5).

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Cont.)

The Company anticipates that the $559,285 outside of the Trust Account as of December 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of these financial statements, assuming that a Business Combination is not consummated during that time. However, until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and may use Working Capital Loans (as defined in Note 5) from the Sponsor, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating the Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

The Company had $559,285 in cash and no cash equivalents as of December 31, 2021.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial at December 31, 2021.

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A common stock or the statement of operations based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, offering costs in the aggregate of $13,427,731 were recognized, $269,805 of which was allocated to the warrants and immediately expensed included in formation costs and other operating expenses in the Statements of Operations, and $13,157,926 was allocated to Class A common stock, reducing the carrying amount of such shares.

Cash Held in Trust Account

At December 31, 2021, the assets held in the Trust Account were invested in a money market fund.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period.

The calculation of diluted loss per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the exercise of the warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net loss per share:

	For the Period from January 7, 2021 (Date of Inception) through December 31, 2021
	Class A	Class B

Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(113,000)	$(52,906)
Denominator:
Basic and diluted weighted average shares of common stock outstanding	12,262,874	5,741,402
Basic and diluted net loss per share	$(0.01)	$(0.01)

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of December 31, 2021 through the date this balance sheet was issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except for the following.

On March 22, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Coincheck Group B.V., a Dutch private limited liability company (“PubCo”), M1 Co G.K., a Japanese limited liability company (“HoldCo”), Coincheck Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Coincheck, Inc., a Japanese joint stock company (“Coincheck”). If the Business Combination Agreement is approved by the Company’s stockholders, and the transactions contemplated by the Business Combination Agreement are consummated, (1) Coincheck equityholders will conduct a share exchange pursuant to which they will receive shares of PubCo and Coincheck will become a wholly owned subsidiary of PubCo and (2) the Company will merge with and into a wholly owned subsidiary of PubCo, with the Company continuing as the surviving corporation and a wholly owned subsidiary of PubCo , with Company stockholders and warrantholders receiving identical numbers of securities of PubCo (collectively, the “Business Combination”).

As consideration for the Business Combination, Coincheck equityholders will receive approximately $1.25 billion in PubCo securities, valued at $10.00 per ordinary share, as well as the contingent right to receive up to 50 million PubCo ordinary shares as an earn out, with 25 million ordinary shares to be awarded if the closing price of PubCo ordinary shares equals or exceeds $12.50 for 20 out of 30 consecutive trading days, and 25 million ordinary shares to be issued if the closing price of PubCo ordinary shares equals or exceeds $15.00 for 20 out of 30 consecutive trading days.

The consummation of the Business Combination is subject to customary closing conditions, as well as a minimum cash condition of $100 million, after giving effect to any redemptions by Company stockholders, and third-party financing, if any.

On May 25, 2022, the Company executed the promissory note described in Note 5 to loan funds to the Company up to $1,500,000. No monies have been advanced under the note.

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

NOTE 4. PRIVATE PLACEMENT

On July 2, 2021, simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 625,000 Private Placement Units at a price of $10.00 per unit for an aggregate purchase price of $6,250,000. On August 9, 2021, in connection with the Underwriters partial exercise of the over-allotment option, the Company consummated a sale of an additional 23,055 Private Placement Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $230,550.

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

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company had incurred and paid $60,000 for the period from January 7, 2021 (date of inception) through December 31, 2021.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Initial Business Combination. The Company had incurred and paid $120,000 for the period from January 7, 2021 (date of inception) through December 31, 2021.

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

If and when the warrants become redeemable by the Company, it may exercise our redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws; provided, that the Company will use its best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the warrants were offered by the Company in our initial public offering.

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

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7. WARRANTS (Cont.)

At December 31, 2021, there were 4,730,557 whole Public Warrants and 129,611 Private Placement Warrants outstanding with a fair value of $4,020,973 and $111,465, respectively

The Company accounts for the 4,730,557 Public Warrants issued and the 129,611 private placement warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a derivative liability. The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A common stock in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercise the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the common stock consists exclusively of cash, the amount of such cash per common stock, and (ii) in all other cases, the volume weighted average price of the common stock as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2021, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 648,056 shares of Class A common stock issued or outstanding (excluding 23,652,784 Class A shares subject to possible redemption).

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2021, there were 5,913,196 shares of Class B common stock issued and outstanding.

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

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (Cont.)

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2021
Assets:
Cash and marketable securities held in Trust Account (1)	1	$236,535,659
Liabilities:
Public Warrants (1)	1	$4,020,973
Private Placement Warrants (1)	3	111,465

(1)	Measured at fair value on a recurring basis.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

Initial and Subsequent Measurement

The Company established the initial fair value for the Warrants on July 2, 2021, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation and Black-Scholes Merton formula for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-fifth of one Public Warrant), and (ii) the sale of Private Placement Units, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption based on their relative fair values at the initial measurement date. The Private Placement Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows:

	December 31,	July 2,
Input	2021	2021
Risk-free interest rate	1.35%	1.11%
Expected term (years)	6.0	6.49
Expected Volatility	12.5%	14.1%
Exercise Price	$11.5	$11.5
Stock price	$9.75	$9.70

The Company’s use of a Monte Carlo simulation and Black-Scholes Merton formula required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the 6.0 year yield the yield on the U.S. Treasury notes as of the Valuation Date that matched the time period to DeSPAC as of each Valuation Date.

●	The expected term was simulated out daily over the expected remaining life of the Public Warrants. The specific remaining life was based on Management’s estimated time to DeSPAC as well as the five-year contractual period that begins once the transaction closes.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (Cont.)

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of the Units, which each consist of one share of Class A common stock and one-fifth of one Public Warrant, represents the closing price on the measurement date as observed from the ticker THCP. Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Monte Carlo simulation model.

On July 2, 2021, the Private Placement Warrants and Public Warrants were determined to be $1.00 and $1.01 per warrant for aggregate values of $4.5 million and $126 thousand, respectively.

The Warrants are measured at fair value on a recurring basis.

As of December 31, 2021, the aggregate value of the Private Placement Warrants and Public Warrants was approximately $4.9 million, based on the closing price of THCP on that date of $9.80.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 7, 2021	$-	$-	$-
Initial Measurement on July 2, 2021	126,250	4,500,000	4,626,250
Issuance of warrants in connection with the partial exercise of the overallotment option	4,657	230,557	235,214
Change in valuation inputs and other assumptions	(19,442)	(709,584)	(729,025)
Fair value as of December 31, 2021	$111,465	$4,020,973	$4,132,439

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of July 2, 2021	$126,250	$4,500,000	$4,626,250
Issuance of warrants in connection with the partial exercise of the overallotment option	4,657	230,557	235,214
Change in valuation inputs or other assumptions	(19,442)	(709,584)	(729,025)
Fair value of Warrants transferred out of Level 3	-	4,020,973	4,020,973
Fair value of Level 3 warrant liabilities as of December 31, 2021	$111,465	$111,465	$111,465

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Title
Gary A. Simanson	60	President, Chief Executive Officer and Director
William A. Houlihan	66	Chief Financial Officer
David E. Mangum	55	Director
Mary Anne Gillespie	68	Director
Robert Hartheimer	63	Director
Stewart J. Paperin	72	Director
Allerd D. Stikker	58	Director

Gary A. Simanson has been our President, Chief Executive Officer and Director since our inception. Mr. Simanson is founder of Thunder Bridge Capital, LLC and has served as its Chief Executive Officer since 2017. In addition to serving in that capacity, Mr. Simanson serves as head of its Investment Committee, Credit Committee, Enterprise Risk Committee, Loan Review and other executive committees and is responsible for sourcing and establishing strategic loan asset purchase relationships and equity opportunities within the financial services and FinTech industries. Since 2020 he has been an executive officer and director of Thunder Bridge Capital Partners III Inc. From 2019 until 2021, he was an executive officer and director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2018 to 2019 he was an officer and director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. From 2015 through June 2017, Mr. Simanson founded and managed Endeavor Capital Management, L.L.C., Endeavor Capital Advisors, L.L.C., Endeavor Capital Fund, LP, and Endeavor Equity Fund, LP (collectively, “Endeavor”), targeting debt and equity investments in the marketplace lending industry. Prior to founding Endeavor, Mr. Simanson served as an advisor and then as a Director, President and Chief Executive Officer of First Avenue National Bank from 2013 to 2015, restructuring its balance sheet, lending practices, underwriting procedures, special credits, ALCO, corporate governance, enterprise risk, IT, retail delivery, and achieving strong regulatory results. He has been Managing Director of First Capital Group, L.L.C., an investment banking advisory firm specializing in the financial industry and bank mergers and acquisitions, strategic planning, capital raising and enterprise risk management from 1997 to the present. In such capacity, Mr. Simanson has both initiated and advised on bank mergers and acquisitions, capital raising transactions, enterprise risks and strategic initiatives around the country and has spoken nationally and internationally on enterprise risk, bank mergers and acquisitions, and also on the emerging marketplace lending and global FinTech industry, including the uses of blockchain for international asset selection and verification and income stream allocation and treasury management. Mr. Simanson previously served as the financial expert for the Audit Committee and as a member of the board of directors of First Guaranty Bancshares, Inc., with $1.4 billion in assets, and its wholly-owned subsidiary First Guaranty Bank; and as a Senior Advisor to the Chairman of Alpine Capital Bank and its related companies, operating in the commercial banking, investment advisory, merchant banking and portfolio investment areas. He was Founder, Vice Chairman and Chief Strategic Officer of Community Bankers Trust Corporation, a $1.2 billion in assets bank holding company for Essex Bank (NASDAQ NMS “ESXB”) and previously served as its President, Chief Executive and Chief Financial Officer, and as a Director since its inception in 2005 to 2011, overseeing its public offering in 2006 as a special purpose acquisition company, Community Bankers Acquisition Corp, its bank acquisitions and shareholder reformulation in 2008, and its failed bank acquisitions from the FDIC in 2008 and 2009. In addition to serving as managing director of First Capital Group, Mr. Simanson also served as Senior Vice President concentrating in bank mergers and acquisitions and capital markets with FTN Financial Capital Markets, a wholly owned investment banking and financial services subsidiary of First Horizon National Corporation (NYSE: FHS) from 1998 to 1999. From 1992 to 1995, Mr. Simanson was Associate General Counsel at Union Planters Corporation, then a NYSE-traded bank holding company (presently Regions Financial Corporation (NYSE: RF)), where his duties included the negotiation and preparation of all bank merger and acquisition transaction documents, transaction due diligence, member of integration committee, preparation of all regulatory filings, registration statements and other securities filings and other bank regulatory matters. From 1989 to 1992, he was a practicing attorney, beginning his career with Milbank, Tweed, Hadley & McCloy, LLP, specializing in the securities, bank regulatory and bank merger and acquisition areas. Mr. Simanson is licensed to practice law in the states of New York and Colorado. Mr. Simanson received his B.A. degree, majoring in Economics, from George Washington University. He earned his M.B.A., majoring in Finance, from George Washington University and holds a J.D. from Vanderbilt University. Mr. Simanson is well-qualified to serve as a member of our Board of Directors due to his extensive banking, financial and advisory experience.

William A. Houlihan has been our Chief Financial Officer since inception. From 2019 until 2021, he was an executive officer of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). Since 2020 he has been an executive officer of Thunder Bridge Capital Partners III Inc. From 2018 to 2019 he was an officer of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. He has served since 2012 as a director and audit committee chairman for MAXEX, LLC, a privately-owned residential mortgage loan trading business. He has served since 2009 as a director and financial expert on the audit committee of First Physicians Capital Group, or FPCG, a privately-owned health care investment company, which was registered with the SEC prior to completion of a going-private transaction in 2015, from 2013 to 2014 as non-executive chairman of its board of directors and since 2013 as the chairman of its audit committee. Since 2013 he has served as a director and Audit Committee Chairman of Lument Finance Trust (NYSE: LFT), a mortgage REIT, as well as a director of Angel Pond Holdings Corporation (NYSE: POND), a blank check company, since 2021. He served from 2013 to 2015 as lead independent director and chairman of the audit committee of Tiptree, Inc. (NASDAQ:TIPT), or Tiptree, a financial services holding company; and from 2010 to 2013 as lead independent director and chairman of the audit committee for Care Investment Trust (OTCQX: CVTR), a healthcare REIT which merged with Tiptree in 2013. From 2003 to 2010, he was a director of SNL Financial, a privately owned financial information company, and in addition, from 1998 to 2012 he was a director and shareholder of a family-owned commercial real estate investment partnership. He served from 2013 to 2014 as the chief financial officer for Amalgamated Bank, a privately owned bank. From 2001 through 2008, Mr. Houlihan was a private investor while he served as transitional Chief Financial Officer for several distressed financial services companies: Sixth Gear, Inc. from 2007 to 2008; Sedgwick Claims Management Services from 2006 until 2007; Metris Companies from 2004 to 2006; and Hudson United Bancorp from 2001 to 2003. From 1981 until 2000, and for short-term periods in 2004 and 2007, Mr. Houlihan worked for a number of investment banking companies, including Goldman Sachs (NYSE:GS), Bear Stearns, Keefe Bruyette & Woods, J.P. Morgan (NYSE:JPM) and UBS (NYSE:UBS). He also held several auditing and accounting positions from 1977 through 1981. In addition he was licensed as a Certified Public Accountant, but his license is currently inactive. From 2017 to 2021, he was an adjunct professor for the Feliciano School of Business at Montclair State University. On March 13, 2015, Mr. Houlihan settled an administrative proceeding brought by the SEC regarding his alleged failure to file on a timely basis required Schedule 13D amendments and Section 16(a) reports relating to his beneficial ownership of securities of FPCG. Mr. Houlihan is a member of the board of directors of FPCG and a greater than 10% beneficial owner of FPCG securities. In the settlement, Mr. Houlihan did not admit or deny the SEC’s allegations, consented to the entry of a cease and desist order requiring him not to cause any violation of Sections 13(d)(2) and 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and agreed to pay a civil penalty of $15,000 to the SEC. Mr. Houlihan received a B.S., magna cum laude, in Accounting from Manhattan College and received his M.B.A. in Finance from New York University Graduate School of Business.

David E. Mangum has served as one of our directors since July 2021. Since 2019, Mr. Mangum has been a Senior Advisor at General Atlantic, a global growth equity firm. Since 2020 he has been a director of Thunder Bridge Capital Partners III Inc. From 2019 until 2021, he was a director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2014 until September 2018, he was President and Chief Operating Officer of Global Payments, Inc., (NYSE:GPN), a global payment technology and software company. During this time he helped lead the transformation of the company from a payment processor to a technology services and software company; prior to this he served in increasingly senior roles at Global Payments, including as Senior Executive Vice President and Chief Financial Officer from 2011 to 2014 and Executive Vice President and Chief Financial Officer from 2008 to 2011. Before this, from 2007 to 2008, he served as Executive Vice President, Fiserv Corp. (NASDAQ:FISV), a financial services technology provider which acquired CheckFree Corporation, provider of financial electronic commerce solutions in 2007. During this time, Mr. Mangum co-led the strategic integration process of CheckFree Corporation into Fiserv Corp. Prior to this acquisition, Mr. Mangum had been Executive Vice President and Chief Financial Officer or CheckFree Corporation (NASDAQ:CKFR) from 2000 to 2007 and its Senior Vice President, Finance and Accounting, from 1999 to 2000. There, he helped direct finance and administrative activities including M&A, investor relations, internal audit and enterprise risk management. Mr. Mangum received his B.A. from Carleton College. We believe that Mr. Mangum is well-qualified to serve on our board because he brings to it his extensive experience in the financial services industry as well as broad operational and public company experience.

Mary Anne Gillespie has served as one of our directors since July 2021. Ms. Gillespie has been the Executive Vice President of Sales/Product Marketing at EIS Group, a provider of digital-ready, customer-centered core insurance systems, since 2015. Since 2020 she has been a director of Thunder Bridge Capital Partners III Inc. From 2019 until 2021, she was a director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2018 to 2019 she was an officer, and then a director, of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. She has 36 years of multichannel customer engagement experience. She has executed sales strategies and market growth in national and global territories for companies ranging from start-up to $9 billion in revenue across a broad range of industries. Ms. Gillespie previously served as Executive Vice President at TAS Group, a provider of software solutions for electronic money, payment systems, capital markets and ERP, from 2011 to 2012 and Vice President of Merchant Sales at PayPal (NASDAQ: PYPL) from 2007 to 2009. Prior to those positions, she was Vice President of Sales at Guidewire Software, a software publisher, from 2005 to 2007. Earlier, she worked in several roles at Oracle Corporation (NYSE:ORCL) leading to Senior Vice President of Sales. Ms. Gillespie received an M.B.A. degree from the University of New Hampshire and a B.A. degree from Saint Mary’s College in Notre Dame, Indiana. . We believe that Ms. Gillespie is well-qualified to serve on our board because she brings to it her extensive experience sales, marketing and customer engagement.

Robert Hartheimer has served as one of our directors since July 2021. Since 2020 he has been a director of Thunder Bridge Capital Partners III Inc. From 2019 until 2021, he was a director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider; upon such consummation, Mr. Hartheimer remained with the combined company, Repay Holdings Corporation (NASDAQ:RPAY), as a Director and Chairman of Repay’s Audit Committee. Mr. Hartheimer has been an Independent Director of CardWorks, a privately held consumer lender and credit card servicer since 2017. In 2020 Mr. Hartheimer became an Organizer and Director Nominee of Monzo US in its application for a US National Bank Charter. Monzo US is an affiliate of Monzo UK, a challenger bank with over 4 million banking customers. In addition to these board roles Mr. Hartheimer provides senior-level consulting services to banks, investment firms and financial services companies on financial, regulatory, strategic and governance matters, since 2008. Mr. Hartheimer was Co-Founder and Chief Regulatory Officer of CreditStacks aka Jasper, a fintech credit card originator from 2015-2020. From 2002 to 2008, Mr. Hartheimer was a Managing Director at Promontory Financial Group, a regulatory consulting firm. In 1991, Mr. Hartheimer joined the Federal Deposit Insurance Corporation, where he and a small team created the Division of Resolutions to analyze and sell failed banks. He went on to serve as the Director of that division. Mr. Hartheimer’s other past positions include senior roles at investment banks, including Merrill Lynch, Smith Barney and Friedman Billings Ramsey. Mr. Hartheimer previously served on five Boards of directors: Lending Club Asset Management, an investment management subsidiary of Lending Club (NYSE: LC) from 2016 to 2019; Higher One Holdings (NYSE: ONE) a payments company from 2012 to 2016 where he served as Chairman of the Risk Committee; Sterling Financial Corporation and Sterling Bank (NASDAQ: STSA) a recapitalized regional bank in the State of Washington from 2010 to 2014; the three E*Trade Banks, where he served as Chairman of the Audit Committee for such bank subsidiaries for part of this tenure (NASDAQ: ETFC) from 2005 to 2008; and Merrick Bank, a Utah based credit card bank, from 1997 to 2003, where he served as Chairman of its Audit Committee. Mr. Hartheimer received his B.A. from Hamilton College and his M.B.A. from The Wharton School of the University of Pennsylvania. We believe that Mr. Hartheimer is well-qualified to serve on our board because he brings to it his extensive experience in the financial services industry, the bank regulatory community and investment banking.

Stewart J. Paperin has served as one of our directors since July 2021. Since 2020 he has been a director of Thunder Bridge Capital Partners III Inc. From 2019 until 2021, he was a director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider Mr. Paperin currently serves as the managing member of Leopard Rock Property Group, a real property development and investment firm located in Los Angeles and San Diego, California. Mr. Paperin served as Executive Vice President of the Soros Foundation, a worldwide private philanthropic foundation, from 1996 to 2013, where he oversaw financial, administrative and economic development activities. From 1996 to 2005, Mr. Paperin served as a Senior Advisor and portfolio manager for Soros Fund Management LLC, a financial services company, and from 2005 to 2014, he served as a consultant to Soros Fund Management LLC. From 1996 to 2007, Mr. Paperin served as a Director of Penn Octane Corporation (NASDAQ: POCC), a company engaged in the purchase, transportation and sale of liquefied petroleum gas. Prior to joining the Soros organizations, Mr. Paperin served as President of Brooke Group International, an investment firm concentrated on the former Soviet Union, from 1990 to 1993, and as Senior Vice President and Chief Financial Officer of Western Union Corporation, a provider of money transfer and message services, which was controlled by Brooke Group, from 1988 to 1990. Prior to Western Union Corporation, Mr. Paperin served as Chief Financial Officer of Timeplex Corporation, a telecommunications equipment provider, from 1986 to 1988 and of Datapoint Corporation, a computer equipment manufacturer, from 1985 to 1986. Prior to Datapoint Corporation, Mr. Paperin served as a financial officer of Pepsico Corporation (NYSE: PEP) from 1980 to 1985 and as a management consultant at Cresap McCormick & Paget from 1975 to 1980. Mr. Paperin has been a director of ARMOUR REIT since 2009. Mr. Paperin served as a member of Enterprise’s board of directors, ARMOUR’s predecessor from its inception in 2007 to its merger with ARMOUR in 2009. Mr. Paperin was also a director of JAVELIN from 2012 until the merger in 2016. Mr. Paperin also served as a member of the board of directors of Community Bankers Acquisition Corp., a blank check company formed to acquire an operating business in the banking industry (NYSE MKT LLC: BTC). In May 2016, Mr. Paperin was named as a defendant in his capacity as a former director of JAVELIN, together with all other directors, in a consolidated class action filed in the Circuit Court for Baltimore City, Maryland, alleging, among other claims, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and waste in connection with JAVELIN’s merger with ARMOUR and related transactions (the “JAVELIN Transactions”). The plaintiffs in the case were seeking equitable relief, including, among other relief, to enjoin consummation of the JAVELIN Transactions, or rescind or unwind the JAVELIN Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. On June 27, 2016, the defendants in the case filed a motion to dismiss the complaint for failing to state a claim upon which relief can be granted. A hearing was held on the motion on March 3, 2017. In the two year period since the hearing date, the court has not issued an order on the motion to dismiss. Mr. Paperin holds an M.S. in Management, and a B.A. in Economics Management from the State University of New York at Binghamton, and was awarded an Honorary Doctor of Humane Letters by the State University of New York. We believe that Mr. Paperin is well-qualified to serve on our board because he brings to it his extensive experience in the financial services industry, the bank regulatory community and investment banking.

Allerd D. Stikker has served as one of our directors since July 2021. Since 2020 he has been a director of Thunder Bridge Capital Partners III Inc. From 2019 until 2021, he was a director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. Mr. Stikker started his career as a banking consultant in the United States. After moving back to Europe, he became active within the oil and gas sector and was subsequently employed in the financial services sector as Chief Financial Officer for IMC B.V. After a sabbatical period, he joined the BXR Group, an international private investment group, in 2008 as Chief Financial Officer with responsibility for its real estate division and served as Chief Operating Officer of BXR Group from 2011 until 2014. He was Chief Executive Officer of BXR Group from 2014 until 2018. Currently Mr. Stikker serves as advisor to BXR Group. During his tenure at BXR, Mr. Stikker served on numerous boards and in many occasions as chairman, such as Green Gas International, a methane processor, Advanced World Transport, a railway transporter in Eastern Europe, Tower Group A/S, a real estate investor in the German residential market and BXR Group BV, the entity within BXR that makes all major decisions. Mr. Stikker has an M.B.A. and a B.A. in Business Administration from George Washington University. We believe that Mr. Stikker is well-qualified to serve on our board due to his extensive experience in the financial services industry, the bank regulatory community and investment banking.

Advisors

Peter “Pete” J. Kight has served as a senior special advisor to the Company since July 2021. Since 2020 he has been a senior special advisor of Thunder Bridge Capital Partners III Inc. From 2019 until 2021, he was a senior special advisor of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR) which consummated its initial business combination with Indie Semiconductor, an automotive chip and software company that focuses on sensors for advanced driver assistance systems in June 2021, whereupon he became a director of Indie Semiconductor (NASDAQ: INDI). From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider; upon such consummation, Mr. Kight remained with the combined company, Repay Holdings Corporation (NASDAQ:RPAY) as chairman of the board of directors. Mr. Kight has 34 years of industry experience. He has been an Angel Investor and Advisor to Commerce Ventures, a Silicon Valley based venture capital firm focused on investing in innovations in the retail and financial services industries, since 2012. Mr. Kight previously served as a Co-Chairman and Managing Partner at Comvest Partners, a mid-market private investment firm, from 2010 – 2013, and then as a Senior Advisor at Comvest Partners from 2013 to 2015. He was the Founder, Chairman, and Chief Executive Officer of CheckFree Corporation (NASDAQ: CKFR), a provider of financial services technology, from 1981 until it was acquired by Fiserv (NASDAQ: FISV) in 2007. Mr. Kight then served as director and vice chairman of Fiserv following Fiserv’s acquisition of CheckFree from 2007 to 2012 (Vice chairman from 2007 to 2010). Mr. Kight joined the board of directors of Blackbaud (NASDAQ: BLKB), a supplier of software and services specifically designed for nonprofit organizations, in 2014. Mr. Kight has served on the board of directors of Huntington Bancshares Incorporated (NASDAQ: HBAN), a regional bank holding company, since 2012. Mr. Kight previously served on the boards of directors of Akamai Technologies, Inc. (NASDAQ GS: AKAM), distributor of computing solutions and services, from 2004 to 2012, Manhattan Associates, Inc., (NASDAQ: MANH) a provider of supply chain planning and execution solutions, from 2007 to 2011 and Kabbage, Inc., a technology-driven SME lending company, from 2015 to November 2017. Mr. Kight is also a member of the board of directors Urjanet, Inc., a data analytics company focused primarily on energy, utility, and financial transaction data, from 2016 to present. Mr. Kight is also a member of the board of directors of Bill.com (NYSE:BILL), a financial process automation company, from 2019 to present. From 2015 until 2018, he was a member of the board of directors of Insightpool, LLC, a marketing data analytics business focused on earned influence marketing analytics. He holds more than a dozen patents and publications for electronic banking and payment systems.

JAM Special Opportunity Ventures (“JSOV”) has served as a special advisor to the Company since July 2021. Since 2020 it has been a special advisor of Thunder Bridge Capital Partners III Inc. JSOV is an affiliate of Jacobs Asset Management (“JAM”), a registered investment advisor controlled by Seymour “Sy” Jacobs. Sy Jacobs is the founding and managing member of JAM, the management company of a hedge fund and private investment vehicles. Prior to founding JAM in 1995, Mr. Jacobs spent 12 years as a research analyst covering specialty financial services and bank stocks at Alex. Brown and Sons, Mabon Nugent, L.F. Rothschild and Co., and Salomon Brothers, Inc. He earned his Bachelor of Arts, magna cum laude, from the University of Michigan and his MBA at New York University. Mr. Jacobs also serves as Chairman Emeritus of Venture for America, a non-profit whose mission is to revitalize American cities and communities through entrepreneurship.

We currently expect our senior special advisor and special advisor to (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide business insights when we assess potential business combination targets and (iii) upon our request, provide business insights as we work to create additional value in the businesses that we acquire. In this regard, he will fulfill some of the same functions as our board members. Additionally, aside from payments to an affiliate for advisory services described elsewhere in this report, our senior special advisor has no employment or compensation arrangements with us. Moreover, our senior special advisor and our special advisor will not be under any fiduciary obligations to us nor will he perform board or committee functions, nor will he have any voting or decision-making capacity on our behalf. He will also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if our senior special advisor or special advisor becomes aware of a business combination opportunity which is suitable for any of the entities to which he has fiduciary or contractual obligations, he will honor his fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may acquire.

Number and Terms of Office of Officers and Directors

We currently have six (6) directors. Holders of our founder shares will have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote for the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by at least 90% of our common stock voting at a stockholder meeting. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Paperin and Ms. Gillespie, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Stikker and Mangum, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Simanson and Hartheimer, will expire at the third annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Messrs. Hartheimer, Stikker and Paperin serve as members of our audit committee, and Mr. Hartheimer chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Hartheimer, Stikker and Paperin meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Hartheimer qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Mr. Mangum and Ms. Gillespie serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Mr. Mangum and Ms. Gillespie are independent and Ms. Gillespie chairs the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support payments to an affiliate of our Chief Executive Officer $20,000 per month for advisory services related to our search for an initial business combination, and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors, senior special advisor or special advisor or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the Board of Directors. The Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Ms. Gillespie and Messrs. Hartheimer, Paperin, Stikker and Mangum. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, the Board of Directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement in connection with our initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Other than the monthly payment of $10,000 to an affiliate of our sponsor for office space, administrative and support services and the monthly payment of $20,000 to an affiliate of Chief Executive Officer for advisory services related to its search for and consummation of our initial business combination, none of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors, review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 29, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of Class B common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 30,214,036 shares of Class A common stock, which includes 23,652,784 shares of Class A common stock underlying the units sold in our initial public offering, 648,056 shares of Class A common stock underlying the placement units and 5,913,196 shares of Class B outstanding as of March 29, 2022. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the Class A common stock and the Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the shares of Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common stock		Class B Common stock		Approximate Percentage
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	of Outstanding Common Stock
TBCP IV, LLC (our sponsor)(2)	648,056	*	5,913,196	100%	21.7%
Gary A. Simanson (2)	648,056	*	5,913,196	100%	21.7%
William A. Houlihan	—	—	—	—	—
David E. Mangum	—	—	—	—	—
Mary Anne Gillespie	—	—	—	—	—
Robert Hartheimer	—	—	—	—	—
Stewart J. Paperin	—	—	—	—	—
Allerd D. Stikker	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	648,056	*	5,913,196	100%	21.7%

Other 5% Stockholders
Weiss Asset Management LP (3)	2,250,000	9.3%	—	—	7.4%
Cantor Fitzgerald Securities (4)	1,909,734	7.9%	—	—	6.3%
Sculptor Capital LP (5)	1,302,700	5.4%	—	—	4.3%

*	less than 1%

1)	Unless otherwise noted, the business address of each of the following entities or individuals is 9912 Georgetown Pike, Suite D203, Great Falls, Virginia 22066.

2)	Mr. Simanson, our President and Chief Executive Officer, may be deemed to beneficially own shares held by our sponsor by virtue of his control over our sponsor, as its managing member. Mr. Simanson disclaims beneficial ownership of our common stock held by our sponsor other than to the extent of his pecuniary interest in such shares. Each of our officers and directors is a member of our sponsor.

3)	According to a Schedule 13G/A filed with the SEC on January 28, 2022, Weiss Asset Management LP, BIP GP LLC, WAM GP LLC, and Andrew M Weiss, Ph.D., beneficially own shares of Class A common stock. The business address for each reporting person is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.

4)	According to a Schedule 13G filed with the SEC on November 17, 2021, Cantor Fitzgerald Securities, Cantor Fitzgerald & Co., Cantor Fitzgerald, L.P., CF Group Management, Inc., and Howard W. Lutnick beneficially own shares of Class A common stock. The business address for each reporting person is 9912 Georgetown Pike, Suite D-203, Great Falls, Virginia 22066.

5)	According to a Schedule 13G filed with the SEC on August 18, 2021, Sculptor Capital LP (“Sculptor”), Sculptor Capital II LP (“Sculptor-II”), Sculptor Capital Holding Corp. (“SCHC”), Sculptor Capital Holding II LLC (“SCHC-II”), Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, Ltd. (“SCMF”), Sculptor Special Funding, LP (“NRMD”), Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”), Sculptor SC II LP (“NJGC”), and Sculptor Enhanced Master Fund, Ltd. (“SCEN”), beneficially own shares of Class A common stock. The address of the principal business office for Sculptor, Sculptor-II, SCHC, SCHC-II, and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. The address of the registered offices for SCMF, SCEN, and SCCO is c/o State Street (Cayman) Trust, Limited, 1 Nexus Way—Suite #5203, PO Box 896, Helicona Courtyard, Camana Bay, Grand Cayman, KY1-1103, Cayman. The address of the registered office of NRMD is c/o MaplesFS Limited, P.O. Box 1093, Queensgate House, Grand Cayman, KY1-1102, Cayman Islands. The address of the registered office of NJGC is c/o The Corporation Trust Company 1209 Orange Street, Wilmington DE 19801.

The table above does not include the common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 8, 2021 the Company issued an aggregate of 6,468,750 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment is not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after our initial public offering. On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,152,784 public units. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option on August 9, 2021, 555,554 shares of Class B common stock were forfeited for no consideration.

In In July 2021, our sponsor purchased an aggregate of 625,000 placement units at a price of $10.00 per unit for an aggregate purchase price of $6,250,000 simultaneously with the closing of our initial public offering. Each placement unit is identical to the units offered in our initial public offering, except there will be no redemption rights or liquidating distributions from the trust account with respect to placement shares or placement warrants, which will expire worthless if we do not consummate a Business Combination within the Combination Period. On August 9, 2021, in connection with the underwriters partial exercise of the over-allotment option, the Company consummated a sale of an additional 23,055 placement units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $230,550.

In July 2021, our Chief Executive Officer purchased 100,000 units at a price of $10.00 per unit for an aggregate purchase price of $1,000,000 as part of our initial public offering.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Delaware law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have entered into an Administrative Services Agreement with First Capital Group, LLC, an affiliate of our sponsor, pursuant to which we pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, an affiliate of our sponsor will be paid a total of $240,000 ($10,000 per month) for office space, administrative and support services.

We have entered into an Advisory Agreement with an affiliate of our Chief Executive Officer, pursuant to which the Company will pay a total of $20,000 per month for advisory services relating to our search for and consummation of an initial business combination. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, an affiliate of our Chief Executive Officer will be paid a total of $480,000 ($20,000 per month) for such advisory services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews, on a quarterly basis, all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the consummation of our initial public offering, our sponsor loaned us an aggregate of $100,000 to us under an unsecured promissory note, which were used for a portion of the expenses of our initial public offering. The loans were fully repaid upon the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the placement units issued to the initial holder. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any).

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Grant Thornton LLP, or GT, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by GT in connection with regulatory filings. The aggregate fees of GT for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from January 7, 2021 (date of inception) to December 31, 2021 totaled approximately $36,750. The aggregate fees of GT related to audit services in connection with our initial public offering totaled approximately $26,250. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from January 7, 2021 (date of inception) to December 31, 2021 we did not pay GT any audit-related fees.

Tax Fees. We did not pay GT for tax services, planning or advice for the period from January 7, 2021 (date of inception) to December 31, 2021.

All Other Fees. We did not pay GT for other services for the period from January 7, 2021 (date of inception) to December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the deminimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements F-1 to F-20

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 29, 2021, by and between the Company and Morgan Stanley & Co. LLC. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	By Laws. (3)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated June 29, 2021, by and between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. (1)
10.1	Promissory Note, dated January 7, 2021, issued to TBCP IV, LLC (3)
10.2	Letter Agreement, dated June 29, 2021, by and among the Company, its officers, directors and TBCP IV, LLC (1)
10.3	Investment Management Trust Account Agreement, dated June 29, 2021, by and between Continental Stock Transfer & Trust Company, as trustee, and the Company. (1)
10.4	Registration Rights Agreement, dated June 29, 2021, by and among the Company, TBCP IV, LLC and the holders party thereto. (1)
10.5	Securities Subscription Agreement, dated January 7, 2021, by and between the Company and TBCP IV, LLC. (3)
10.6	Placement Unit Purchase Agreement, dated June 29, 2021, by and between the Company and TBCP IV, LLC. (1)
10.7	Form of Indemnity Agreement. (2)
10.8	Administrative Services Agreement, dated June 29, 2021, by and between the Company and First Capital Group, LLC. (1)
10.9	Advisory Services Agreement, dated June 29, 2021, by and between the Company and Thunder Bridge Capital, LLC. (1)
14.1	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on July 2, 2021.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on June 21, 2021.

(3)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on March 16, 2021.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2022	Thunder Bridge Capital Partners IV, Inc.

	By:	/s/ Gary A. Simanson
	Name:	Gary A. Simanson
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gary A. Simanson	President, Chief Executive Officer and Director	March 29, 2022
Gary A. Simanson	(Principal Executive Officer)

/s/ William A. Houlihan	Chief Financial Officer	March 29, 2022
William A. Houlihan	(Principal Financial and Accounting Officer)

/s/ David E. Mangum	Director	March 29, 2022
David E. Mangum

/s/ Robert Hartheimer	Director	March 29, 2022
Robert Hartheimer

/s/ Stewart J. Paperin	Director	March 29, 2022
Stewart J. Paperin

/s/ Allerd D. Stikker	Director	March 29, 2022
Allerd D. Stikker

/s/ Mary Anne Gillespie	Director	March 29, 2022
Mary Anne Gillespie