Form 10-Q
period 2022-06-30
Thunder Bridge Capital Partners IV, Inc.
filed 2022-07-27
CIK 1843993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 27, 2022, there were 24,300,840 shares of the Company’s Class A common stock, par value $0.0001(the “Class A common stock”) and 5,913,196 shares of the Company’s Class B common stock, par value $0.0001 issued and outstanding (the “Class B common stock”).

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:
Item 1.	Financial Statements:	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022 and three months ended June 30, 2021 and for the period from January 7, 2021 (date of inception) to June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the six months ended June 30, 2022 and for the period from January 7, 2021 (date of inception) to June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from January 7, 2021 (date of inception) to March 31, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

PART II - OTHER INFORMATION:
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$399,904	$559,285
Prepaid expenses	288,374	373,943
Total current assets	688,278	933,228
Other assets -Cash and marketable securities held in Trust Account	236,723,938	236,535,659
Total assets	$237,412,216	$237,468,887

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$359,837	$212,900
Promissory note payable - related party, at fair value	200,000	-
Total current liabilities	559,837	212,900
Warrant liability	1,166,742	4,129,409
Deferred underwriting fee payable	8,278,474	8,278,474
Total liabilities	10,005,053	12,620,783

Commitments

Shares subject to possible redemption, 23,652,784 shares at redemption value at June 30, 2022 and December 31, 2021, respectively.	236,723,938	236,535,659

Stockholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 648,056 outstanding (excluding 23,652,784 shares subject to possible redemption)	65	65
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,913,196 shares issued and outstanding	591	591
Additional paid in capital	-	-
Accumulated deficit	(9,317,431)	(11,688,211)
Total stockholders’ equity (deficit)	(9,316,775)	(11,687,555)
Total liabilities and stockholders’ equity (deficit)	$237,412,216	$237,468,887

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,	For the Period from January 7, 2021 (Date of Inception) through June 30,
	2022	2021	2022	2021

Formation costs and other operating expenses	$496,607	$-	$746,769	$31,249
Loss from operations	(496,607)	-	(746,769)	(31,249)
Other income:
Interest income	319,331	-	343,161	-
Change in fair value of warrant liability	1,892,723	-	2,962,667	-
Net income (loss)	$1,715,447	$-	$2,559,059	$(31,249)
Weighted average shares outstanding Class A common stock	24,300,840	-	24,300,840	-
Basic and diluted net income (loss) per share, Class A common stock	$0.06	$-	$0.08	$-

Weighted average shares outstanding Class B common stock (1)	5,913,196	5,625,000	$5,913,196	5,625,000
Basic and diluted net income (loss) per share, Class B common stock	$0.06	$-	$0.08	$(0.01)

(1)	Excludes an aggregate of up to 843,750 shares for the three months ended June 30, 2021 and for the period from January 7, 2021 (Date of Inception) through June 30, 2021that were subject to forfeiture if the over-allotment was not exercised in full by the underwriters (see Note 8). On August 9, 2021, 555,554 shares of Class B common stock were forfeited for no consideration as a result of a partial exercise of the over-allotment option (see Note 1).

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance – January 7, 2021 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	6,468,750	647	24,353	-	25,000
Net loss	-	-	-	-	-	(31,249)	(31,249)
Balance – March 31, 2021	-	-	6,468,750	647	24,353	(31,249)	(6,249)
Net loss	-	-	-	-	-	-	-
Balance – June 30, 2021	-	$-	6,468,750	$647	$24,353	$(31,249)	$(6,249)

Balance - December 31, 2021	648,056	$65	5,913,196	$591	$-	$(11,688,211)	$(11,687,555)
Common stock subject to redemption	-	-	-	-	-	(23,819)	(23,819)
Net Income	-	-	-	-	-	843,612	843,612
Balance - March 31, 2022	648,056	65	5,913,196	591	-	(10,868,418)	(10,867,762)
Common stock subject to redemption	-	-	-	-	-	(164,460)	(164,460)
Net Income	-	-	-	-	-	1,715,447	1,715,447
Balance – June 30, 2022	648,056	$65	5,913,196	$591	$-	$(9,317,431)	$(9,316,775)

(1)	Includes an aggregate of up to 843,750 shares that were subject to forfeiture if the over-allotment was not exercised in full by the underwriter (see Note 8). On August 9, 2021, 555,554 shares of Class B common stock were forfeited for no consideration as a result of a partial exercise of the over-allotment option (see Note 1).

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30, 2022	For the Period from January 7, 2021 (Date of Inception) through June 30, 2021

Cash flow from operating activities:
Net income (loss)	$2,559,059	$(31,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned in Trust Account	(188,279)	-
Change in fair value of warrant liability	(2,962,667)	-
Changes in operating assets and liabilities:
Prepaid expenses	85,569
Accounts payable and accrued expenses	146,937	(46,293)
Net cash used in operating activities	(359,381)	(77,542)

Cash flows from financing activities:
Proceeds from sale of Class B common stock	-	25,000
Proceeds from promissory note payable - related party	200,000	105,000
Net cash provided by financing activities	200,000	130,000
Net change in cash	(159,381)	52,458
Cash at the beginning of the period	559,285	-
Cash at the end of the period	$399,904	$52,458

Supplemental schedule of noncash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses		$373,601

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

As of June 30, 2022 the Company had not commenced any operations. All activity for the period January 7, 2021 (inception) through June 30, 2022 related to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described in Note 3, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $12,793,700 consisting of $4,500,000 of underwriting fees, $7,875,000 of deferred underwriting fees (see Note 6) and $418,700 of other costs. In addition, at closing on July 2, 2021, $1,249,593 of cash was held outside of the Trust Account and is to be used for working capital purposes at the closing of the Initial Public Offering.

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

The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A common stock are recorded at a redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC480”).

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

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Cont.)

The Company has completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Additionally, the Sponsor has executed a note to loan the Company up to $1,500,000. Though June 30, 2022, the Company borrowed $200,000 under the facility. Accordingly, management has since evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through, July 2, 2023 and therefore substantial doubt has been alleviated.

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

The Company had $399,904 and $559,285 in cash and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial at June 30, 2022 and December 31, 2021.

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in ASC 480. Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged against the carrying value of Class A common stock or the statement of operations based on the relative value of the Class A common stock and the Public Warrants (as defined in Note 3) to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, offering costs in the aggregate of $13,427,731 were recognized, $269,805 of which was allocated to the warrants and immediately expensed and included in formation costs and other operating expenses in the Condensed Statements of Operations, and $13,157,926 was allocated to Class A common stock, reducing the carrying amount of such shares.

Cash Held in Trust Account

At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in a money market fund.

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

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Derivative Financial Instruments

The following table reflects the calculation of basic and diluted net loss per share:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022		For the Period from January 7, 2021 (Date of Inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B(1)
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted
Denominator:	$1,379,716	$335,731	$2,058,225	$500,834	$-	$(31,249)
Basic and diluted weighted average common shares outstanding	24,300,840	5,913,196	24,300,840	5,913,196	-	5,625,000
Basic and diluted net income (loss) per share	$0.06	$0.06	$0.08	$0.08	$-	$(0.01)

(1)	Excludes an aggregate of up to 843,750 shares that were subject to forfeiture if the over-allotment was not exercised in full by the underwriters (see Note 8). On August 9, 2021, 555,554 shares of Class B common stock were forfeited for no consideration as a result of a partial exercise of the over-allotment option (see Note 1).

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

The Company accounts for derivative financial instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period

Warrants

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of June 30, 2022 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Promissory Note — Related Party

On January 20, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. Upon completion of the Initial Public Offering on July 2, 2021, the $105,000 outstanding balance on the Note was paid in full.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 25, 2022, the Company executed a Working Capital Loan in the form of a promissory note to the Sponsor to loan funds to the Company up to $1,500,000 (the “Promissory Note”). On May 24, 2022, the Sponsor advanced $200,000 under the Promissory Note. At June 30, 2022 there was $200,000 outstanding under the Promissory Note.

The Working Capital Loan was accounted for using the fair value method. The fair value of the Working Capital Loan as of June 30, 2022 was $200,000, with changes in fair value recorded to the statements of operations. For the three and six months ended June 30, 2022, there were no changes in fair value recorded to the statements of operations.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS (Cont.)

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company had incurred and paid $60,000 for the six months ended June 30, 2022 and $0 for the period from January 7, 2021 (date of inception) through June 30, 2021.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of our Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its initial Business Combination. The Company had incurred and paid $120,000 for the six months ended June 30, 2022 and $0 for the period from January 7, 2021 (date of inception) through June 30, 2021, respectively.

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

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. WARRANTS (Cont.)

At June 30, 2022, there were 4,730,557 whole Public Warrants and 129,611 Private Placement Warrants outstanding with a fair value of $1,135,334 and $31,408, respectively. At December 31, 2021, there were 4,730,557 whole Public Warrants and 129,611 Private Placement Warrants outstanding with a fair value of $4,017,944 and $111,465, respectively.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 648,056 shares of Class A common stock issued or outstanding (excluding 23,652,784 shares of Class A common stock subject to possible redemption).

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. STOCKHOLDERS’ EQUITY (Cont.)

Class B Common Stock

The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 5,913,196 shares of Class B common stock issued and outstanding.

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

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS (Cont.)

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Cash and marketable securities held in Trust Account (1)	1	$236,723,938	$236,535,659

Liabilities:
Public Warrants	1	$1,135,334	$4,017,944
Private Placement Warrants	2	31,408	111,465
Promissory note payable – related party, at fair value	3	200,000	-

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement:

July 2,
Input	2021
Risk-free interest rate	1.11%
Expected term (years)	6.49
Expected Volatility	14.1%
Exercise Price	$11.50
Stock price	$9.70

The Company’s use of a Monte Carlo simulation model required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the 5.75 and 6.49 year yield, the yield on the U.S. Treasury notes as of the valuation date that matched the time period to de-SPAC as of each valuation date.

●	The expected term was simulated out daily over the expected remaining life of the Public Warrants. The specific remaining life was based on management’s estimated time to de-SPAC as well as the five-year contractual period that begins once the transaction closes.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS (Cont.)

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of the Units, which each consist of one share of Class A common stock and one-fifth of one Public Warrant, represents the closing price on the measurement date as observed from the ticker “THCP”. Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Monte Carlo simulation model.

Therefore, the resulting valuations for the two classes of warrants were determined to be equal. On July 2, 2021, the Private Placement Warrants and Public Warrants were determined to be $1.00 and $1.01 per warrant for aggregate values of $4.5 million and $126 thousand, respectively.

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2022, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “THCPW”. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is classified as Level 2, due to the use of observable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at the subsequent measurement date:

June 30,
Input	2022
Risk-free interest rate	3.02%
Expected term (years)	5.50
Expected Volatility	2.5%
Exercise Price	$11.50
Stock price	$9.77

As of June 30, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $1.2 million, based on the closing price of THCP on that date of $9.77.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2021	$111,465	$4,017,944	$4,129,409

Change in valuation or other assumptions	(80,057)	(2,882,610)	(2,962,667)
Fair value as of June 30, 2022	$31,408	$1,135,334	$1,166,742

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

The foregoing description of the Business Combination Agreement is subject to and qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (this “Report”). Other than as specifically discussed, this Report does not give effect to the proposed Business Combination.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three and six months ended June 30, 2022 we had net income of $1,715,446 and $2,559,058. The net income consisted of formation and operating costs of $496,608 and $746,770, interest income of $319,331 and $343,161 and income from the change in fair value of our warrant liability of $1,892,723 and $2,962,667, respectively. For the three months ended June 30, 2021 and for the period from January 7, 2021 (inception) through June 30, 2021, we had net income of $0 and net loss of $31,249, respectively, which consisted of formation costs and operating costs.

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

Transaction costs of the Initial Public Offering and the partial exercise of the overallotment option amounted to $13,427,732 consisting of underwriting fees of $4,730,557 and deferred underwriting fees of $8,278,474 and $418,700 of other costs. $268,555 of the total underwriting costs were expensed in connection with the warrant liability and the balance was charged to equity. In connection with the underwriter’s partial exercise of the over-allotment option and the expiration of the over-allotment option on August 9, 2021, 555,554 shares of Class B common stock were forfeited for no consideration.

As of June 30, 2022, we have available to us $399,904 of cash on our balance sheet and working capital of $128,441. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

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

On March 25, 2022, the Sponsor executed the Promissory Note, a Working Capital Loan in the form of a promissory note to loan funds to the Company up to $1,500,000. On May 24, 2022, the Sponsor advanced $200,000 under the Promissory Note. At June 30, 2022 there was $200,000 outstanding under the Promissory Note.

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

Contractual Obligations

At June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

The following table reflects the calculation of basic and diluted net loss per share:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022		For the Period from January 7, 2021 (Date of Inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B(1)
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted
Denominator:	$1,379,716	$335,731	$2,058,225	$500,834	$-	$(31,249)
Basic and diluted weighted average common shares outstanding	24,300,840	5,913,196	24,300,840	5,913,196	-	5,625,000
Basic and diluted net income (loss) per share	$0.06	$0.06	$0.08	$0.08	$-	$(0.01)

(1)	Excludes an aggregate of up to 843,750 shares that were subject to forfeiture if the over-allotment is not exercised in full by the underwriter (see Note 8). On August 9, 2021, 555,554 shares of Class B common stock were forfeited for no consideration as a result of a partial exercise of the over-allotment option (see Note 1).

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

Shares of Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022, shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Through June 30, 2022, our efforts have been limited to organizational activities, activities relating to our Initial Public Offering and since the Initial Public Offering, the search for a target business with which to consummate an initial Business Combination. We have neither engaged in any operations nor generated any revenues. We have not engaged in any hedging activities since our inception on January 7, 2021. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Report, except as set forth below, there have been no material changes to the risk factors disclosed in our final prospectus dated June 30, 2021 and in our Quarterly Report on Form 10-Q for the period ended March 31, 2022 filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rule would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its Business Combination within 24 months after the effective date of the IPO Registration Statement

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted, including:

-	restrictions on the nature of our investments; and

-	restrictions on the issuance of securities.

In addition, we would be subject to burdensome compliance requirements, including:

-	registration as an investment company with the SEC;

-	adoption of a specific form of corporate structure; and

-	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, if we are deemed to be an investment company under the Investment Company Act, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

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

None.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

Date: July 27, 2022	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer

Date: July 27, 2022	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)