Form 10-Q
period 2022-09-30
Thunder Bridge Capital Partners IV, Inc.
filed 2022-11-14
CIK 1843993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2022, there were 24,300,840 shares of the Company’s Class A common stock, par value $0.0001(the “Class A common stock”) and 5,913,196 shares of the Company’s Class B common stock, par value $0.0001 issued and outstanding (the “Class B common stock”).

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION:
Item 1.	Financial Statements:	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2022 and three months ended September 30, 2021 and for the period from January 7, 2021 (date of inception) to September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the nine months ended September 30, 2022 and for the period from January 7, 2021 (date of inception) to September 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from January 7, 2021 (date of inception) to March 31, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28

PART II - OTHER INFORMATION:
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash	$115,517	$559,285
Prepaid expenses	242,295	373,943
Total current assets	357,812	933,228
Cash and marketable securities held in Trust Account	237,790,865	236,535,659
Total assets	$238,148,677	$237,468,887

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$341,003	$212,900
Promissory note payable - related party, at fair value	206,000	-
Total current liabilities	547,003	212,900
Warrant liability	390,110	4,129,409
Deferred underwriting fee payable	8,278,474	8,278,474
Total liabilities	9,215,587	12,620,783

Commitments

Shares subject to possible redemption, 23,652,784 shares at redemption value at September 30, 2022 and December 31, 2021, respectively.	237,790,865	236,535,659

Stockholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 648,056 outstanding (excluding 23,652,784 shares subject to possible redemption)	65	65
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,913,196 shares issued and outstanding	591	591
Additional paid in capital	-	-
Accumulated deficit	(8,858,431)	(11,688,211)
Total stockholders’ equity (deficit)	(8,857,775)	(11,687,555)
Total liabilities and stockholders’ equity (deficit)	$238,148,677	$237,468,887

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from January 7, 2021 (Date of Inception) through September 30,
	2022	2021	2022	2021

Formation costs and other operating expenses	$317,869	$472,245	$1,064,639	$503,494
Loss from operations	(317,869)	(472,245)	(1,064,639)	(503,494)
Other income:
Interest income	1,067,165	2,842	1,410,326	2,842
Change in fair value of warrant liability	776,632	-	3,739,299	-
Net income (loss)	$1,525,928	$(469,403)	$4,084,986	$(500,652)
Weighted average shares outstanding Class A common stock	24,300,840	23,551,027	24,300,840	8,114,961
Basic and diluted net income (loss) per share, Class A common stock	$0.06	$(0.02)	$0.15	$(0.04)
Weighted average shares outstanding Class B common stock	5,913,196	5,791,026	$5,913,196	5,682,207
Basic and diluted net income (loss) per share, Class B common stock	$0.02	$(0.02)	$0.09	$(0.04)

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance – January 7, 2021 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	6,468,750	647	24,353	-	25,000
Net loss	-	-	-	-	-	(31,249)	(31,249)
Balance – June 30, 2021	-	-	6,468,750	647	24,353	(31,249)	(6,249)
Sale of 23,652,784 units, net of Underwriters discount, offering costs and warrant liabilities	24,300,840	2,430	-	-	224,986,580	-	224,989,010
Forfeiture of Class B Common stock	-	-	(555,554)	(56)	56	-	-
Common stock subject to redemption	(23,652,784)	(2,365)	-	-	(225,010,989)	(11,517,306)	(236,530,660)
Net loss	-	-	-	-	-	(469,403)	(469,403)
Balance – September 30, 2021	648,056	$65	5,913,196	$591	$-	$(12,017,958)	$(12,017,302)

Balance - December 31, 2021	648,056	$65	5,913,196	$591	$-	$(11,688,211)	$(11,687,555)
Common stock subject to redemption	-	-	-	-	-	(188,279)	(188,279)
Net Income	-	-	-	-	-	2,559,058	2,559,058
Balance – June 30, 2022	648,056	65	5,913,196	591	-	(9,317,432)	(9,316,776)
Common stock subject to redemption	-	-	-	-	-	(1,066,927)	(1,066,927)
Net Income	-	-	-	-	-	1,525,928	1,525,928
Balance – September 30, 2022	648,056	$65	5,913,196	$591	$-	$(8,858,431)	$(8,857,775)

(1)	Includes an aggregate of up to 843,750 shares that were subject to forfeiture if the over-allotment was not exercised in full by the underwriter (see Note 8). On August 9, 2021, 555,554 shares of Class B common stock were forfeited for no consideration as a result of a partial exercise of the over-allotment option (see Note 1).

See accompanying notes to the condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2022	For the Period from January 7, 2021 (Date of Inception) through September 30, 2021

Cash flow from operating activities:
Net income (loss)	$4,084,986	$(500,652)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in Trust Account	(1,255,206)	(2,822)
Change in fair value of warrant liability	(3,739,299)	269,805
Changes in operating assets and liabilities:
Prepaid expenses	131,648	(450,406)
Accounts payable and accrued expenses	128,103	13,915
Net cash used in operating activities	(649,768)	(670,160)

Cash flows from investing activities:
Investment of cash in Trust Account	-	(236,527,840)
Net cash used in investing activities	-	(236,527,840)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	238,277,845
Proceeds from sale of Class B common stock	-	25,000
Proceeds from promissory note payable - related party	206,000	105,000
Repayment of promissory note payable - related party	-	(105,000)
Payments of deferred offering costs	-	(418,700)
Net cash provided by financing activities	206,000	237,884,145
Net change in cash	(443,768)	686,145
Cash at the beginning of the period	559,285	-
Cash at the end of the period	$115,517	$686,145

Supplemental schedule of noncash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses		$373,601

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

As of September 30, 2022 the Company had not commenced any operations. All activity for the period January 7, 2021 (inception) through September 30, 2022 related to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described in Note 3, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (Cont.)

The Company has completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Additionally, the Sponsor has executed a note to loan the Company up to $1,500,000. Through September 30, 2022, the Company has borrowed $206,000 under the facility. Accordingly, management has since evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through, July 2, 2023 and therefore substantial doubt has been alleviated.

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

The Company had $115,517 and $559,285 in cash and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The provision for income taxes was deemed to be immaterial at September 30, 2022 and December 31, 2021.

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in ASC 480. Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Cash Held in Trust Account

At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were invested in a money market fund.

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

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The following table reflects the calculation of basic and diluted net income (loss) per share:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Period from January 7, 2021 (Date of Inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B (1)

Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted	$1,227,288	$298,640	$3,285,512	$799,474	$(376,760)	$(92,643)	$(294,464)	$(206,188)
Less: Accretion allocated based on ownership percentage	(858,118)	(208,809)	(1,009,549)	(245,657)	(2,265)	(557)	(1,660)	(1,162)
Plus: Accretion applicable to Class A redeemable shares	1,066,927	-	1,255,206	-	2,822		2,822
Income (loss) by class	$1,436,097	$89,831	$3,531,169	$553,817	$(376,203)	$(93,200)	$(293,302)	$(207,350)
Denominator:

Basic and diluted weighted average common shares outstanding	24,300,840	5,913,196	24,300,840	5,913,196	23,551,027	5,791,026	8,114,961	5,682,207
Basic and diluted net income (loss) per share	$0.06	$0.02	$0.15	$0.09	$(0.02)	$(0.02)	$(0.04)	$(0.04)

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of September 30, 2022 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 25, 2022, the Company executed a Working Capital Loan in the form of a promissory note to the Sponsor to loan funds to the Company up to $1,500,000 (the “Promissory Note”). On May 24, 2022, the Sponsor advanced $200,000 under the Promissory Note. At September 30, 2022 there was $206,000 outstanding under the Promissory Note.

The fair value of the Working Capital Loan as of September 30, 2022 was $206,000, with changes in fair value recorded to the statements of operations. For the three and nine months ended September 30, 2022, there were no changes in fair value recorded to the statements of operations.

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS (Cont.)

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company had incurred and paid $90,000 for the nine months ended September 30, 2022 and $30,000 for the period from January 7, 2021 (date of inception) through September 30, 2021.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of our Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its initial Business Combination. The Company had incurred and paid $180,000 for the nine months ended September 30, 2022 and $60,000 for the period from January 7, 2021 (date of inception) through September 30, 2021, respectively.

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

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7. WARRANTS (Cont.)

At September 30, 2022, there were 4,730,557 whole Public Warrants and 129,611 Private Placement Warrants outstanding with a fair value of $1,135,334 and $31,408, respectively. At December 31, 2021, there were 4,730,557 whole Public Warrants and 129,611 Private Placement Warrants outstanding with a fair value of $4,017,944 and $111,465, respectively.

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 648,056 shares of Class A common stock issued or outstanding (excluding 23,652,784 shares of Class A common stock subject to possible redemption).

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. STOCKHOLDERS’ EQUITY (Cont.)

Class B Common Stock

The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 5,913,196 shares of Class B common stock issued and outstanding.

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

THUNDER BRIDGE CAPITAL PARTNERS IV INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9. FAIR VALUE MEASUREMENTS (Cont.)

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2022	2021
Assets:
Cash and marketable securities held in Trust Account (1)	1	$237,790,865	$236,535,659

Liabilities:
Public Warrants	1	$378,445	$4,017,944
Private Placement Warrants	2	11,665	111,465
Promissory note payable – related party, at fair value	3	206,000	-

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

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2022, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “THCPW”. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is classified as Level 2, due to the use of observable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at the subsequent measurement date:

September 30,
Input	2022
Risk-free interest rate	4.06%
Expected term (years)	5.00
Expected term to de-SPAC (years)	.25
Expected Volatility	25.4%
Exercise Price	$11.50
Stock price	$9.73

As of September 30, 2022, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $390 thousand, based on the closing price of THCP on that date of $9.73.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2021	$111,465	$4,017,944	$4,129,409

Change in valuation or other assumptions	(99,800)	(3,639,499)	(3,739,299)
Fair value as of September 30, 2022	$11,665	$378,445	$390,110

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

The foregoing description of the Business Combination Agreement is subject to and qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is attached as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on March 22, 2022. Other than as specifically discussed, this Report does not give effect to the proposed Business Combination.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022 (the “Report”) including, without limitation, statements under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three and nine months ended September 30, 2022 we had net income of $1,525,928 and $4,084,986. The net income consisted of formation and operating costs of $317,869 and $1,064,639, interest income of $1,067,16 and $1,410,326 and income from the change in fair value of our warrant liability of $776,632 and $3,739,299, respectively. For the three months ended September 30, 2021 and for the period from January 7, 2021 (inception) through September 30, 2021, we had a net loss of $469,403 and $500,652, respectively, which consisted of formation costs and operating costs, net of interest income $2,842.

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

As of September 30, 2022, we have available to us $115,517 of cash on our balance sheet and a working capital deficit of $189,191. We will use these funds primarily to and evaluate target businesses, perform business, legal, and accounting due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination. The interest income earn on the investments in the Trust Account are unavailable to fund operating expenses.

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

On March 25, 2022, the Sponsor executed the Promissory Note, a Working Capital Loan in the form of a promissory note to loan funds to the Company up to $1,500,000. On May 24, 2022, the Sponsor advanced $200,000 under the Promissory Note. At September 30, 2022 there was $206,000 outstanding under the Promissory Note.

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

Contractual Obligations

At September 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

The following table reflects the calculation of basic and diluted net income (loss) per share:

	For the Three Months Ended September 30, 2022		For the Nine Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Period from January 7, 2021 (Date of Inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B (1)

Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted	$1,227,288	$298,640	$3,285,512	$799,474	$(376,760)	$(92,643)	$(294,464)	$(206,188)
Less: Accretion allocated based on ownership percentage	(858,118)	(208,809)	(1,009,549)	(245,657)	(2,265)	(557)	(1,660)	(1,162)
Plus: Accretion applicable to Class A redeemable shares	1,066,927	-	1,255,206	-	2,822		2,822
Income (loss) by class	$1,436,097	$89,831	$3,531,169	$553,817	$(376,203)	$(93,200)	$(293,302)	$(207,350)
Denominator:
Basic and diluted weighted average common shares outstanding	24,300,840	5,913,196	24,300,840	5,913,196	23,551,027	5,791,026	8,114,961	5,682,207
Basic and diluted net income (loss) per share	$0.06	$0.02	$0.15	$0.09	$(0.02)	$(0.02)	$(0.04)	$(0.04)

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

Shares of Common Stock Subject to Possible Redemption

The Company accounts for its shares of common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within the Company’s control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s shares of common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022, shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As of the date of this Report, except as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our final prospectus dated June 30, 2021 and in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2022 and June 30, 2022 filed with the SEC. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions by us of our shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Redemption Event, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the structure of the Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination) and (iv) the content of regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial Business Combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

Date: November 14, 2022	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer

Date: November 14, 2022	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)