Form 10-K
period 2022-12-31
Thunder Bridge Capital Partners IV, Inc.
filed 2023-03-31
CIK 1843993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2022, as reported on the Nasdaq Capital Market, was $230,110,700.

As of March 30, 2023, there were 24,300,839 shares of Class A common stock, par value $0.0001 per share and 5,913,196 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), including the Coincheck Business Combination (as defined below);

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	the potential incentive to consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the founder shares paid by our sponsor, certain members of our team as well as institutional and professional accredited investors pursuant to forward purchase arrangements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	our ability to consummate an initial business combination due to uncertainty resulting from the recent COVID-19 global pandemic;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account (as defined below) or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance following our initial public offering; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASC 480” are to Accounting Standards Codification 480 Distinguishing Liabilities from Equity;

●	“ASC 815” are to Accounting Standards Codification 815 Derivatives and Hedging;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);
●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●

“Business Combination Agreement” are to the business combination agreement by and among the Company, PubCo (as defined below), HoldCo (as defined below), Merger Sub (as defined below), and Coincheck (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and our Chief Financial Officer;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;
●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“Coincheck” are to Coincheck, Inc., a Japanese joint stock company;

●	“Coincheck Business Combination” are to the business combination entered into pursuant to the Business Combination Agreement;

●	“Coincheck Registration Statement” are to a registration statement on Form F-4 to be filed by PubCo (as defined below) relating to the Coincheck Business Combination and containing a proxy statement of the Company;

●	“Combination Period” are to the 24-month period, from the closing of the initial public offering (as defined below) to July 2, 2023, that the Company has to consummate an initial business combination;

●	“common stock” are to our Class A common stock and our Class B common stock;

●	“Company”, “our company”, “we” or “us” are to Thunder Bridge Capital Partners IV, Inc., a company incorporated in Delaware;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“founder shares” are to the shares of Class B common stock initially purchased by our sponsor (as defined below) in the private placement (as defined below) and share capitalization prior to our initial public offering and which are currently held by our sponsor and our independent directors (which shares may be transferred to permitted transferees from time to time) and the Class A common stock that will be issued upon the automatic conversion of the Class B common stock at the time of our initial business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“GT” are to Grant Thornton LLP, our independent registered public accounting firm;

●	“HoldCo” are to M1 Co G.K., a Japanese limited liability company;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on July 2, 2021;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on March 12, 2021, as amended, and declared effective on June 29, 2021 (File No. 333-254359);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“JSOV” are to JAM Special Opportunity Ventures, our special advisor, an affiliate of Jacobs Asset Management;

●	“management” or our “management team” are to our officers and directors;

●	“Merger Sub” are to Coincheck Merger Sub, Inc., a Delaware corporation;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“Over-Allotment Units” are to the additional 1,152,784 units purchased by the Underwriters exercising the over-allotment option in part on August 9, 2021;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“placement shares” are to the shares of our Class A common stock included within the placement units (as defined below) purchased by our sponsor in the private placement;

●	“placement units” are to the units purchased by our sponsor in the private placement, each placement unit consisting of one placement share and one fifth of one placement warrant (as defined below);

●	“placement warrants” are to the warrants included within the placement units purchased by our sponsor in the private placement;

●	“private placement” are to the private placement of 648,055 placement units at a price of $10.00 per unit, which occurred simultaneously with the completion of our initial public offering;

●	“Promissory Note” or “Note” are to the promissory note with respect to the Working Capital Loan (as defined below) the sponsor made to us on March 25, 2022 to loan us funds up to $1,500,000;

●	“PubCo” are to Coincheck Group B.V., a Dutch private limited liability company;

●	“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“sponsor” are to TBCP IV, LLC, a Delaware limited liability company;

●	“Sponsor Earn Out Shares” are to the aggregate of 2,365,278 PubCo Ordinary Shares, the sponsor will deliver to the escrow agent at the closing that the sponsor would otherwise receive as consideration in the Coincheck Business Combination;

●	“Sponsor Support Agreement” are to the Sponsor Support Agreement we entered into with the sponsor, Gary A. Simanson, as managing member of the sponsor, PubCo, Coincheck and Monex, pursuant to which, among other things, the sponsor will agree to vote any of the shares of our common stock held by it in favor of the Coincheck Business Combination and not to redeem any such shares at the special meeting of stockholders to be held in connection with the Coincheck Business Combination, in connection with the Coincheck Business Combination Agreement;

●	“trust account” are to the U.S.-based trust account in which an amount of $236,527,840 from the net proceeds of the sale of the units in the initial public offering and the placement units was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-fifth of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants to the extent they are no longer held by the initial purchasers of the placement units or their permitted transferees; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

v

PART I

Item 1. Business

General

We are a blank check company incorporated as a Delaware corporation on January 7, 2021, for the purpose of effecting a business combination. We have generated no operating revenues to date and will not generate operating revenues until we consummate our initial business combination.

Initial Public Offering

On July 2, 2021, we consummated our initial public offering of 22,500,000 units. Each unit consists of one share of Class A common stock, and one fifth of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at $11.50 per whole share. The units were sold at an offering price of $10.00 per unit, generating gross proceeds of $225,000,000. Simultaneously with the initial public offering, the sponsor purchased an aggregate of 625,000 placement units at $10.00 per unit, generating gross proceeds of $6,250,000.

A total of $225,000,000 of the net proceeds from our initial public offering and the private placement were deposited in the trust account.

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

The Coincheck Business Combination

On March 22, 2022, the Company entered into the Coincheck Business Combination Agreement. If the Coincheck Business Combination Agreement is approved by the Company’s stockholders, and the transactions contemplated by the Coincheck Business Combination Agreement are consummated, (1) Coincheck equityholders will conduct a share exchange pursuant to which they will receive shares of PubCo and Coincheck will become a wholly owned subsidiary of PubCo and (2) the Company will merge with and into a wholly owned subsidiary of PubCo, with the Company continuing as the surviving corporation and a wholly owned subsidiary of PubCo , with Company stockholders and warrantholders receiving identical numbers of securities of PubCo. Capitalized terms not defined but otherwise used in the following description have the meanings ascribed to them in the Coincheck Business Combination Agreement.

As consideration for the Coincheck Business Combination, Coincheck equityholders will receive approximately $1.25 billion in PubCo securities, valued at $10.00 per ordinary share, as well as the contingent right to receive up to 50 million PubCo ordinary shares as an earn out, with 25 million ordinary shares to be awarded if within 5 years the closing price of PubCo ordinary shares equals or exceeds $12.50 for 20 out of 30 consecutive trading days, and 25 million ordinary shares to be issued if within 5 years the closing price of PubCo ordinary shares equals or exceeds $15.00 for 20 out of 30 consecutive trading days. In addition, at the Closing, the sponsor will deliver to the escrow agent an aggregate of 2,365,278 Sponsor Earn Out Shares. The Sponsor Earn Out Shares will be subject to the same milestones as the Coincheck equityholder earn out. In the event such milestones are not met within five years of the Closing, the Sponsor Earn Out Shares will be automatically released to PubCo for repurchase for no consideration.

In connection with the Closing, (i) each share of our common stock that is held by the sponsor will be converted into one PubCo Ordinary Share and (ii) each share of our Common Stock that is outstanding and has not been redeemed will be converted into a one PubCo Ordinary Share. Each outstanding warrant to purchase our Common Stock will become a warrant to purchase PubCo Ordinary Shares, with each such warrant exercisable for the number of PubCo Ordinary Shares the holder of our warrant would have received in the Coincheck Business Combination if it exercised our warrant immediately prior to the Coincheck Business Combination.

Conditions to Closing

The Closing is subject to certain customary conditions, including, among other things, (i) approval by our stockholders of the Coincheck Business Combination Agreement, (ii) the effectiveness of the Coincheck Registration Statement and (iii) the approval for listing on Nasdaq of the PubCo Ordinary Shares to be issued in the Coincheck Business Combination. In addition, the Closing is subject to the condition that the Company has at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) under the Exchange Act. Coincheck’s obligations under the Coincheck Business Combination Agreement are also subject to a minimum cash consideration at Closing of $100,000,000, after giving effect to any outside financing and our stockholder redemptions.

The foregoing description of the Coincheck Business Combination Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Coincheck Business Combination Agreement, a copy of which is attached hereto as Exhibit 2.1 and is incorporated herein by reference. Other than as specifically discussed, this Report does not assume the closing of the Coincheck Business Combination.

Sponsor Support Agreement

In connection with the Coincheck Business Combination Agreement, we also entered into the Sponsor Support Agreement with the sponsor, Gary A. Simanson, as managing member of the sponsor, PubCo, Coincheck and Monex, pursuant to which, among other things, the sponsor will agree to vote any of the shares of our common stock held by it in favor of the Coincheck Business Combination and not to redeem any such shares at the special meeting of stockholders to be held in connection with the Coincheck Business Combination.

In addition, the sponsor agreed not to transfer any of its PubCo Ordinary Shares for a period of 365 days, subject to early release as follows: (i) one-third of its PubCo Ordinary Shares following the Closing, if the last reported sale price of PubCo Ordinary Shares exceeds $15.00 per share for 20 out of any 30 consecutive trading days; (ii) one-third of its PubCo Ordinary Shares following the Closing, if the last reported sale price of PubCo Ordinary Shares exceeds $17.50 per share for 20 out of any 30 consecutive trading days; and (iii) one-third of its PubCo Ordinary Shares following the Closing, if the last reported sale price of PubCo Ordinary Shares exceeds $20.00 per share for 20 out of any 30 consecutive trading days.

The foregoing description of the Sponsor Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Sponsor Support Agreement, a copy of which is attached hereto as Exhibit 10.10 and is incorporated herein by reference.

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

Business Strategy

We seek to capitalize on the significant financial services, asset and fund management, financial technology and banking experience, private and public equity experience, and contacts of (i) our management team, including Gary Simanson, our President and Chief Executive Officer and a Director, William Houlihan, our Chief Financial Officer,  David E. Mangum, a Director, Mary Ann Gillespie, a Director, Robert Hartheimer, a Director, Stewart Paperin, a Director, Allerd Derk Stikker, a Director, (ii) Pete Kight, our senior special advisor and (iii) JSOV, our special advisor, to identify, evaluate, acquire and operate a target business. If we elect to pursue an investment outside of the financial services or FinTech industry, our management’s expertise related to that industry may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding that industry might not be relevant to an understanding of the business that we elect to acquire. Members of our management team, senior special advisor and special advisor have extensive experience in the financial services industry, the financial technology industry, the asset and wealth management industry, as well as extensive experience in operating financial services companies in a public company environment and a private company environment, serving on both public and private company boards of directors, including financial institutions and FinTech companies, strong knowledge and experience in financial, legal and regulatory matters, initial public offerings, private equity and venture capital, as well as mergers and acquisitions in the financial services industry.

We believe that potential sellers of target businesses view the fact that members of our management team and our senior special advisor have successfully closed business combinations with vehicles similar to our company as a positive factor in considering whether or not to enter into a business combination with us. However, with respect to the foregoing examples, past performance of our management team, senior special advisor, and special advisor is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team, senior special advisor, and special advisor as indicative of our future performance. Our executive officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial business combination opportunities. Additionally, in the course of their respective careers, members of our management team, senior special advisor, and special advisor have been involved in businesses and deals that were unsuccessful.

Our officers are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not have an employment agreement with any of our officers.

We identified the following criteria that we have used and intend to continue to use in evaluating business combination opportunities, including the Coincheck Business Combination. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Any particular business combination opportunity which we ultimately determine to pursue may meet some but not all of these criteria:

●	History of free cash flow generation. We seek to acquire one or more businesses or assets that have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams.

●	Revenues and Enterprise Value. We seek to acquire one or more businesses with annual revenues of approximately $150 million to $1.5 billion and an enterprise value of approximately $500 million to $3.0 billion.

●	Strong management team. We seek to acquire one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We focus on management teams with a proven track record of driving revenue growth, enhancing profitability and creating value for their stockholders.

●	Opportunities for add-on acquisitions. We seek to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Spin-offs/divestitures of non-core businesses or assets from larger companies. We focus on one or more businesses or assets that are part of larger companies where the owners seek to divest or spin-off such businesses in order to free up capital to focus on core activities.

●	Defensible business niche. We seek to acquire on one or more businesses or assets that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors. We anticipate that these barriers to entry will enhance the ability of these businesses or assets to generate strong profitability and free cash flow.

●	Diversified customer and supplier base. We seek to acquire one or more businesses or assets that have a diversified customer and supplier base, which are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Competitive Strengths

We believe we have the following competitive strengths:

●	Management Operating and Investing Experience. Our directors and executive officers have significant executive, investment and operational experience in the financial services and financial technology industries. Although in the course of their careers they have been involved in some unsuccessful businesses and deals, we believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industry.

●	Established Deal Sourcing Network. As a result of their extensive experience in the financial services industry as well as their other corporate relationships, our management team members have developed a broad array of contacts in the industry. We believe that these contacts are important in generating acquisition opportunities for us.

●	Strong Financial Position and Flexibility. With a trust account currently (as of December 31, 2022) in the amount of approximately $239.77 million and a public market for our common stock, we offer a target business a variety of options to facilitate a future business combination and fund the growth and expansion of business operations. Because we are able to consummate an initial business combination using our capital stock, debt, cash or a combination of the foregoing, we have the flexibility to design an acquisition structure to address the needs of the parties. We have not, however, taken any steps to secure third party financing and would only do so simultaneously with the consummation of our initial business combination. Accordingly, our flexibility in structuring an initial business combination may be constrained by our ability to arrange third-party financing, if required.

●	Status as a Public Company. We believe our structure makes us an attractive business combination partner to prospective target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. We believe that being a public company can also augment a company’s profile among potential new customers and vendors and aid it in attracting and retaining talented employees.

Our Investment Process

In evaluating prospective business combinations, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management team and advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We also utilize the expertise of our management team in public security valuation, analyzing financial services companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

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

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team, senior special advisor and special advisor and their respective affiliates, and the relationships they have developed as a result of such experience, provides us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses, relationships with sellers, financing sources and target management teams and experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships provide us important sources of investment opportunities. In addition, target business candidates have been brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business meets some but not all of the above criteria in our stockholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC, such as the Coincheck Registration Statement.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. While Coincheck is not affiliated with our sponsor, executive officers or directors, in the event we do not consummate the Coincheck Business Combination and we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Unless we complete our initial business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination, such as the Coincheck Registration Statement.

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

Other Acquisition Considerations

Members of our management team directly and indirectly own our common stock and/or placement units, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of Coincheck was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

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

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following July 2, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Financial Position

With funds available for a business combination in the amount of $231,491,571 as of December 31, 2022, after reducing the balance for income taxes payable, and assuming no redemptions, and after payment of $8,278,474 of deferred underwriting fees and before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

In evaluating a prospective business target, we conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that are made available to us.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business, like Coincheck. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Coincheck, when evaluating the desirability of effecting our initial business combination with that business and plan to continue to do so if the Coincheck Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team and senior special advisor, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, including the Coincheck Business Combination in which Gary Simanson will serve as CEO of the Holding Company post-Closing, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, there can be no assurances that members of our management team and senior special advisor will have significant experience or knowledge relating to the operations of the particular target business.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as is the case with the Coincheck Business Combination as currently contemplated), or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or for working capital purposes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2022 was approximately $10.12 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and placement shares and any public shares held by them in connection with the completion of our initial business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and placement shares and any public shares they own in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares and placement shares, we would need only 6,561,251, or 27.7%, of the 23,652,784 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

Limitation on Redemption Upon Completion of Our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering (the “Excess Shares”). Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the DWAC System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have up to two days prior to the vote on the initial business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target through the end of the Combination Period.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we have only until the end of the Combination Period to complete our initial business combination. If we are unable to complete our initial business combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the end of the Combination Period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares and placement shares held by them if we fail to complete our initial business combination by the end of the Combination Period. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the end of the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or for working capital purposes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the trust account ($32,022 as of December 31, 2022), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement units, other than the proceeds deposited in the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.12 (based on the trust account balance as of December 31, 2022, net of income taxes payable). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.12 (based on the trust account balance as of December 31, 2022, net of income taxes payable). Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may access amounts held outside the trust account ($32,022 as of December 31, 2022) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.12 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to the end of the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination prior to the end of the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that apply to us until the completion of our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	If we are unable to complete our initial business combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law;

●	Prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination;

●	Although we do not intend to enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or our officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view;

●	If a stockholder vote on our initial business combination is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about our initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act; whether or not we maintain our registration under the Exchange Act or our listing on the Nasdaq, we will provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above;

●	So long as we obtain and maintain a listing for our securities on the Nasdaq, Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination;

●	If our stockholders approve an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination prior to the end of the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, we will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes or for working capital purposes, divided by the number of then outstanding public shares; and

●	We will not effectuate our initial business combination with another blank check company or a similar company with nominal operations.

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

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination. We do not have an employment agreement with any member of our management team.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business, including the Coincheck Registration Statement. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following July 2, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company and an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame, including the Coincheck Business Combination;

●	our expectations around the performance of a prospective target business or businesses, such as Coincheck, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination, including the Coincheck Business Combination, or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	our stockholders may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and our stockholders will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the initial business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	if we do not consummate the Coincheck Business Combination, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company, like Coincheck, about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●

the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.12 per share;

●

resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.12 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●

in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●

if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●

to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we expect that we will, on or prior to the 24-month anniversary of the effective date of the IPO Registration Statement, instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●

a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;

●

we may not be able to complete an initial business combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States; and

●	there is substantial doubt about our ability to continue as a “going concern.”

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential business combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in (i) the IPO Registration Statement, (ii) our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, and (iii) our Quarterly Reports on From 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 16, 2022, July 27, 2022 and November 14, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Coincheck and the Coincheck Business Combination, please see the Coincheck Registration Statement once filed.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 9912 Georgetown Pike, Suite D203, Great Falls, Virginia 22066 and our telephone number is (202) 431-0507. Such facility is provided by First Capital Group, LLC (an affiliate of our sponsor) for office space, administrative and shared personnel support services for a monthly charge of $10,000. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units, public shares and public warrants are each traded on the Nasdaq Capital Market under the symbols “THCPU,” “THCP” and “THCPW”, respectively. Our units commenced public trading on July 2, 2021, and our public shares and public warrants commenced separate public trading on August 20, 2021.

(b)	Holders

On March 30, 2023, there were 2 holders of record of our units, 1 holder of record of our Class A common stock, and 1 holder of record of our warrants.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)

Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021. There has been no material change in the planned use of proceeds from the initial public offering and private placement as described in the final prospectus related to the initial public offering, dated June 29, 2021. Our specific investments in our trust account may change from time to time.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the placement units, the proceeds of the sale of our securities in connection with our initial business combination (pursuant to backstop agreements we may enter into), our shares, debt or a combination of cash, stock and debt.

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

As indicated in the financial statements and the notes thereto contained elsewhere in this Report, we had $32,022 held outside the trust account that is available to us to fund our working capital requirements and $239,770,045 held inside the trust account as of December 31, 2022.

On March 22, 2022, we entered into the Coincheck Business Combination Agreement. If the Coincheck Business Combination Agreement is approved by our stockholders, and the Coincheck Business Combination is consummated, (1) Coincheck equityholders will conduct a share exchange pursuant to which they will receive shares of PubCo and Coincheck will become a wholly owned subsidiary of PubCo and (2) we will merge with and into a wholly owned subsidiary of PubCo, with our Company continuing as the surviving corporation and a wholly owned subsidiary of PubCo , with our stockholders and warrantholders receiving identical numbers of securities of PubCo.

For a full description of the Coincheck Merger Agreement and the proposed Coincheck Business Combination, please see “Item 1. Business.”

Results of Operations

For the years ended December 31, 2022 and 2021, we had net income of $3,758,497 and a loss from operations of $2,545,069, and had a net loss of $165,906 and a loss from operations of $905,815, respectively. For the year ended December 31, 2022, we had a provision for income tax of $308,439. Our entire activity from inception to July 2, 2021 was in preparation for our initial public offering. Since the consummation of our initial public offering through December 31, 2022, our activity has been limited to the evaluation of potential initial business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Liquidity, Capital Resources and Going Concern

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

In connection with our initial public offering and the exercise of the over-allotment option, we incurred offering costs of $12,793,700 (including an underwriting fee of $4,730,557 and deferred underwriting commissions of $8,278,474). Other incurred offering costs consisted principally of formation and preparation fees related to our initial public offering. A total of $236,527,840, comprised of $231,797,283 of the proceeds from the initial public offering and the underwriters exercise of the over-allotment option and $4,730,557 of the proceeds of the private placement, was placed in the trust account, established for the benefit of our public stockholders. Prior to the closing of our initial public offering, the sponsor had made $100,000 in loans and advances to us. The loans and advances were non-interest bearing and payable on the earlier of December 31, 2021 or the completion of our initial public offering. The loans of $105,000 were fully repaid upon the consummation of our initial public offering on July 2, 2021.

On March 25, 2022, the sponsor executed the Promissory Note, representing a Working Capital Loan from the sponsor to us of up to $1,500,000. At December 31, 2022 there was $206,000 outstanding under the Promissory Note. $1,294,000 remains available under the Note to finance transaction costs in connection with the initial business combination.

As of December 31, 2022, we had a working capital deficit of approximately $ 1,958,000, including approximately $32,000 in its operating bank account.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the sponsor to cover certain expenses in exchange for the issuance of the founder shares, an advance from an affiliate of the sponsor of the payment of certain formation and operating costs on behalf of the Company and the proceeds from the consummation of the private placement not held in the trust account. In addition, as of December 31, 2022 and 2021, there were $206,000 and $0 amounts outstanding under the Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), we have evaluated our liquidity and financial condition and determined that it is probable we will not be able to meet our obligations over the period of one year from the issuance date of the financial statements contained elsewhere in this Report. In addition, while our plans to seek additional funding or to consummate an initial business combination, there is no guarantee we will be able to borrow such funds from our sponsor, an affiliate of the sponsor, or certain of our officers and directors in order to meet our obligations through the earlier of the consummation of an initial business combination or one year from this filing. We have determined that the uncertainty surrounding our liquidity condition raises substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

At December 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters were paid a cash underwriting fee of 2% of gross proceeds of the initial public offering and the over-allotment option, or $4,730,557. In addition, the underwriters are entitled to aggregate deferred underwriting commissions of $8,278,474 consisting of 3.5% of the gross proceeds of the initial public offering. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement by and among us and Morgan Stanley & Co. LLC.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as its critical accounting policies:

Liquidity and Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with ASC 205-40, we have until July 2, 2023 to consummate a business combination. It is uncertain that we will be able to consummate a business combination by this time. If we do not complete our business combination by July 2, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the units in the IPO, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to us to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under the DGCL to provide for claims of creditors and the requirements of other applicable law.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per unit in the IPO. In addition, if we fail to complete our business combination by July 2, 2023, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless.  Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 2, 2023. The amount of time remaining to finalize a business combination does raise substantial doubt in the Company as a going concern.

In addition, at December 31, 2022 and December 31, 2021, we had current liabilities of $2,110,888 and $212,900, respectively, and working capital (deficit) of ($1,957,649) and $720,328, respectively. These amounts include accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a business combination. Such work is continuing after December 31, 2022 and amounts are continuing to accrue. In order to finance ongoing operating costs, the sponsor or an affiliate of the sponsor may provide us with additional working capital via a Working Capital Loan.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period.

The calculation of diluted income (loss) per share does not consider the effect of the public warrants issued in connection with the initial public offering and the sale of the placement warrants, because the exercise of the warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per share:

	For the Year Ended December 31, 2022		For the Period from January 7, 2021 (Date of Inception) through December 31, 2021
	Class A	Class B	Class A	Class B (1)

Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted	$3,022921	$735,576	$(113,000)	$(52,906)
Less: Accretion allocated based on ownership percentage	(2,309,134)	(561,889)	(5,349)	(2,505)
Plus: Accretion applicable to Class A redeemable shares	2,871,023	-	7,854
Income (loss) by class	$3,584,810	$173,687	$(110,495)	$(55,411)
Denominator:
Basic and diluted weighted average
common stock outstanding	24,300,840	5,913,196	12,262,874	5,741,402
Basic and diluted net income (loss) per share	$0.15	$0.03	$(0.01)	$(0.01)

Fair Value of Financial Instruments

The fair value of our assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet primarily due to their short term nature.

Offering Cost

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to our initial public offering. Offering costs amounting to $13,427,731 were charged to stockholders’ equity upon the completion of our initial public offering.

Income Taxes

We account for income taxes under FASB ASC Topic 740, Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2022 and 2021. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from our position.

The Company has identified the United States as its only “major” tax jurisdiction.

Shares Subject to Possible Redemption

We account for our shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. Our shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.

Warrants

We account for the public warrants and placement warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because we do not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-25 comprising a portion of this Report, which are incorporated herein by reference.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-2

Financial Statements:

Balance Sheet as of December 31, 2022 and 2021	F-3

Statement of Operations for the year ended December 31, 2022 and for the period from January 7, 2021 (Date of Inception) through December 31, 2021	F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the year ended December 31, 2022 and for the period from January 7, 2021 (Date of Inception) through December 31, 2021	F-5

Statement of Cash Flows for the year ended December 31, 2022 and for the period from January 7, 2021 (Date of Inception) through December 31, 2021	F-6

Notes to Financial Statements	F-7

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Thunder Bridge Capital Partners IV, Inc.

Opinion on the financial statements

We have audited the accompanying balance sheets of Thunder Bridge Capital Partners IV, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2022 and for the period from January 7, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from January 7, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s working capital deficit and dependency on a completion of a business combination raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Philadelphia, Pennsylvania

March 30, 2023

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$32,022	$559,285
Prepaid expenses	121,217	373,943
Total current assets	153,239	933,228
Cash and marketable securities held in Trust Account	239,770,045	236,535,659
Total assets	$239,923,284	$237,468,887

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,596,449	$212,900
Income taxes payable	308,439	-
Promissory note payable - related party, at fair value	206,000	-
Total current liabilities	2,110,888	212,900
Warrant liability	927,321	4,129,409
Deferred underwriting fee payable	8,278,474	8,278,474
Total liabilities	11,316,683	12,620,783

Commitments

Shares subject to possible redemption, 23,652,784 shares at redemption value at December 31, 2022 and 2021, respectively.	239,406,682	236,535,659

Stockholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 648,056 outstanding (excluding 23,652,784 shares subject to possible redemption)	65	65
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,913,196 shares issued and outstanding	591	591
Additional paid in capital	-	-
Accumulated deficit	(10,800,737)	(11,688,211)
Total stockholders’ equity (deficit)	(10,800,081)	(11,687,555)
Total liabilities and stockholders’ equity (deficit)	$239,923,284	$237,468,887

See accompanying notes to the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For the Period from January 7, 2021 (Date of Inception) through December 31, 2021

Formation costs and other operating expenses	$2,545,069	$905,815
Loss from operations	(2,545,069)	(905,815)
Other income:
Interest income	3,409,917	7,854
Change in fair value of warrant liability	3,202,088	732,055
Income (loss) before income taxes	4,066,936	(165,906)
Provision for income taxes	308,439	-
Net income (loss)	$3,758,497	$(165,906)

Weighted average shares outstanding Class A common stock	24,300,840	12,262,874

Basic and diluted net income (loss) per share, Class A common stock	$0.15	$(0.01)

Weighted average shares outstanding Class B common stock	$5,913,196	5,741,402

Basic and diluted net income (loss) per share, Class B common stock	$0.03	$(0.01)

See accompanying notes to the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

							Total
	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance – January 7, 2021 (date of inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor (1)	-	-	6,468,750	647	24,353	-	25,000
Sale of 23,652,784 units, net of Underwriters discount, offering costs and warrant liabilities	24,300,840	2,430	-	-	224,986,580	-	224,989,010
Forfeiture of Class B Common stock	-	-	(555,554)	(56)	56	-	-
Common stock subject to redemption	(23,652,784)	(2,365)	-	-	(225,010,989)	(11,522,305)	(236,535,659)
Net loss	-	-	-	-	-	(165,906)	(165,906)
Balance - December 31, 2021	648,056	65	5,913,196	591	-	(11,688,211)	(11,687,555)
Common stock subject to redemption	-	-	-	-	-	(2,871,023)	(2,871,023)
Net Income	-	-	-	-	-	3,758,497	3,758,497
Balance – December 31, 2022	648,056	$65	5,913,196	$591	$-	$(10,800,737)	$(10,800,081)

(1)	Includes an aggregate of up to 843,750 shares that were subject to forfeiture if the over-allotment option is not exercised in full by the underwriters (see Note 8). On August 9, 2021, 555,554 shares of Class B common stock were forfeited for no consideration as a result of a partial exercise of the over-allotment option.

See accompanying notes to the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from January 7, 2021 (Date of Inception) through December 31, 2021

Cash flow from operating activities:
Net income (loss)	$3,758,497	$(165,906)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned in Trust Account	(3,409,917)	(7,819)
Change in fair value of warrant liability	(3,202,088)	(732,055)
Transaction costs allocable to warrant liability	-	269,805
Changes in operating assets and liabilities:
Prepaid expenses	252,726	(373,943)
Accounts payable and accrued expenses	1,383,549	212,900
Income taxes payable	308,439	-
Net cash used in operating activities	(908,794)	(797,018)

Cash flows from investing activities:
Investment of cash in Trust Account	-	(236,527,840)
Proceeds from redemption of Trust Account	175,531	-
Net cash provided by (used in) investing activities	175,531	(236,527,840)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	-	238,277,843
Proceeds from sale of Class B common stock	-	25,000
Proceeds from promissory note payable - related party	206,000	105,000
Repayment of promissory note payable - related party	-	(105,000)
Payments of deferred offering costs	-	(418,700)
Net cash provided by financing activities	206,000	237,884,143
Net change in cash	(527,263)	559,285
Cash at the beginning of the period	559,285	-
Cash at the end of the period	$32,022	$559,285

See accompanying notes to the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Thunder Bridge Capital Partners IV, Inc. (the “Company”) is a blank check company incorporated in Delaware on January 7, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2022 the Company had not commenced any operations. All activity for the year ended December 31, 2022 and for the period January 7, 2021 (inception) through December 31, 2021 related to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described in Note 3, and subsequent to the completion of the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $12,793,700 consisting of $4,500,000 of underwriting fees, $7,875,000 of deferred underwriting fees (see Note 6) and $418,700 of other costs. In addition, at December 31, 2022 and 2021, $32,022 and 559,285 of cash was held outside of the Trust Account and was available for working capital purposes, respectively.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
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

The public stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A common stock will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
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

The Company will have until the end of the Combination Period to consummate a Business Combination. If the Company has not completed a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

The Company has completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Additionally, the Sponsor has executed a Promissory Note (as defined in Note 5) to loan the Company up to $1,500,000. Through December 31, 2022, the Company has borrowed $206,000 under the Promissory Note. $1,294,000 remains available under the Note to finance transaction costs in connection with the initial business combination. Accordingly, management has since evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations through, July 2, 2023 and therefore substantial doubt has been alleviated.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
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

Liquidity and Capital Resources

As of December 31, 2022, the Company had a working capital deficit of approximately $1,958,000, including approximately $32,000 in its operating bank account.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on behalf of the Company and the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of December 31, 2022 and 2021, there were $206,000 and $0 amounts outstanding under the Working Capital Loan (Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification 205-40, Presentation of Financial Statements - Going Concern, we have evaluated the Company’s liquidity and financial condition and determined that it is probable the Company will not be able to meet its obligations over the period of one year from the issuance date of the financial statements. In addition, while the Company plans to seek additional funding or to consummate an initial business combination, there is no guarantee the Company will be able to borrow such funds from its Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors in order to meet its obligations through the earlier of the consummation of an initial business combination or one year from this filing. We have determined that the uncertainty surrounding the Company’s liquidity condition raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
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

The Company had $32,021 and $559,285 in cash and no cash equivalents as of December 31, 2022 and 2021, respectively.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in FASB ASC 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged against the carrying value of Class A common stock or the statement of operations based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, offering costs in the aggregate of $13,427,731 were recognized, $269,805 of which was allocated to the warrants and immediately expensed included in formation costs and other operating expenses in the Statements of Operations, and $13,157,926 was allocated to Class A common stock, reducing the carrying amount of such shares.

Cash Held in Trust Account

At December 31, 2022 and 2021, the assets held in the Trust Account were invested in a money market fund.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The calculation of diluted net income (loss) per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the exercise of the warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per share:

	For the Year Ended December 31, 2022		For the Period from January 7, 2021 (Date of Inception) through December 31, 2021
	Class A	Class B	Class A	Class B (1)

Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted	$3,022,921	$735,576	$(113,000)	$(52,906)
Less: Accretion allocated based on ownership percentage	(2,309,134)	(561,889)	(5,349)	(2,505)
Plus: Accretion applicable to Class A redeemable shares	2,871,025	-	7,854
Income (loss) by class	$3,584,810	$173,687	$(110,495)	$(55,411)
Denominator:
Basic and diluted weighted average common shares outstanding	24,300,840	5,913,196	12,262,874	5,741,402
Basic and diluted net income (loss) per share	$0.15	$0.03	$(0.01)	$(0.01)

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
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

Warrants

The Company accounts for the Public Warrants (as defined below) and Private Placement Unit Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of December 31, 2022 through the date these financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO FINANCIAL STATEMENTS

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

Each Private Placement Unit is identical to the units offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the Trust Account with respect to the private placement shares or private placement warrants, which will expire worthless if we do not consummate a Business Combination within the Combination Period. The Company recorded the excess of the fair value of the Private Placement Warrants over the proceeds of $1,250 as a financing expense upon the closing of the Initial Public Offering.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 5. RELATED PARTY TRANSACTIONS (Cont.)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 25, 2022, the Company executed a promissory note with respect to the Working Capital Loan for the Sponsor to loan funds to the Company up to $1,500,000 (the “Promissory Note”). On May 24, 2022, the Sponsor advanced $200,000 under the Promissory Note. At December 31, 2022 there was $206,000 outstanding under the Promissory Note.

The fair value of the Promissory Note as of December 31, 2022 was $206,000, with changes in fair value recorded to the statements of operations. For the year ended December 31, 2022, there were no changes in fair value recorded to the statements of operations.

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company had incurred and paid $120,000 and $60,000 for the year ended December 31, 2022 and for the period from January 7, 2021 (date of inception) through December 31, 2021, respectively.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company will pay an affiliate of its Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Initial Business Combination. The Company had incurred and paid $240,000 and $120,000 for the year ended December 31, 2022 and for the period from January 7, 2021 (date of inception) through December 31, 2021, respectively.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2022 and 2021, there were 4,730,557 whole Public Warrants outstanding with a fair value of $898,806 and $4,020,973, respectively, and 129,611 Private Placement Warrants outstanding with a fair value of $28,514 and $111,465, respectively

The Company accounts for the 4,730,557 Public Warrants issued and the 129,611 private placement warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a derivative liability. The warrant agreement contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A common stock in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercise the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a Warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the common stock consists exclusively of cash, the amount of such cash per common stock, and (ii) in all other cases, the volume weighted average price of the common stock as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 7. WARRANTS (Cont.)

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2022 and 2021, there were no preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 648,055 shares of Class A common stock issued or outstanding (excluding 23,652,784 Class A shares subject to possible redemption).

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 5,913,196 shares of Class B common stock issued and outstanding.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO FINANCIAL STATEMENTS

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

 The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2022	2021
Assets:
Cash and marketable securities held in Trust Account (1)	1	$239,770,045	$236,535,659

Liabilities:
Public Warrants	1	$898,806	$4,017,944
Private Placement Warrants	2	28,514	111,465
Promissory note payable – related party, at fair value	3	206,000	-

(1)	Measured at fair value on a recurring basis.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Statement of Operations.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (Cont.)

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows:

Input	July 2, 2021
Risk-free interest rate	1.11%
Expected term (years)	6.49
Expected Volatility	14.1%
Exercise Price	$11.5
Stock price	$9.70

The Company’s use of a Monte Carlo simulation and Black-Scholes Merton formula required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the 6.0 year yield the yield on the U.S. Treasury notes as of the Valuation Date that matched the time period to DeSPAC as of each Valuation Date.

●	The expected term was simulated out daily over the expected remaining life of the Public Warrants. The specific remaining life was based on Management’s estimated time to DeSPAC as well as the five-year contractual period that begins once the transaction closes.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of the Units, which each consist of one share of Class A common stock and one-fifth of one Public Warrant, represents the closing price on the measurement date as observed from the ticker THCP. Based on the applied volatility assumption and the expected term to a business combination noted above, the Company determined that the risk neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the Warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Monte Carlo simulation model.

Therefore, the resulting valuations for the two classes of warrants were determined to be equal. On July 2, 2021, the Private Placement Warrants and Public Warrants were determined to be $1.00 and $1.01 per warrant for aggregate values of $4.5 million and $126 thousand, respectively.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (Cont.)

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2022 and 2021, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “THCPW”. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is classified as Level 2, due to the use of observable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at the subsequent measurement date:

	December 31,
Input	2022	2021
Risk-free interest rate	3.99%	1.35%
Expected term (years)	5	5
Expected term to de-SPAC (years)	0.55	0.99
Expected Volatility	25.6%	12.5%
Exercise Price	11.5	11.50
Stock price	9.95	9.75

As of December 31, 2022 and 2021, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $927 million and $4,132 million, based on the closing price of THCP of $9.95 and $9.75, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 7, 2021	$-	$-	$-
Initial Measurement on July 2, 2021	126,250	4,500,000	4,626,250
Issuance of warrants in connection with the partial exercise of the overallotment option	4,657	230,557	235,214
Change in valuation inputs and other assumptions	(19,442)	(709,584)	(729,025)
Fair value as of December 31, 2021	111,465	4,020,973	4,132,439
Change in valuation inputs and other assumptions	(82,951)	(3,122,167)	(3,205,118)
Fair value as of December 31, 202	$28,514	$898,806	$927,321

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. FAIR VALUE MEASUREMENTS (Cont.)

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of July 2, 2021	$126,250	$4,500,000	$4,626,250
Issuance of warrants in connection with the partial exercise of the overallotment option	4,657	230,557	235,214
Change in valuation inputs or other assumptions	(19,442)	(709,584)	(729,025)
Fair value of Warrants transferred out of Level 3	111,465	4,020,973	4,132,438
Fair value of Level 3 warrant liabilities as of December 31, 2021	$-	$-	$-

NOTE 10. BUSINESS COMBINATION

On March 22, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Coincheck Group B.V., a Dutch private limited liability company (“PubCo”), M1 Co G.K., a Japanese limited liability company (“HoldCo”), Coincheck Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Coincheck, Inc., a Japanese joint stock company (“Coincheck”). If the Business Combination Agreement is approved by the Company’s stockholders, and the transactions contemplated by the Business Combination Agreement are consummated, (1) Coincheck equityholders will conduct a share exchange pursuant to which they will receive shares of PubCo and Coincheck will become a wholly owned subsidiary of PubCo and (2) the Company will merge with and into a wholly owned subsidiary of PubCo, with the Company continuing as the surviving corporation and a wholly owned subsidiary of PubCo, with Company stockholders and warrantholders receiving identical numbers of securities of PubCo (collectively, the “Coincheck Business Combination”).

As consideration for the Coincheck Business Combination, Coincheck equityholders will receive approximately $1.25 billion in PubCo securities, valued at $10.00 per ordinary share, as well as the contingent right to receive up to 50 million PubCo ordinary shares as an earn out, with 25 million ordinary shares to be awarded if the closing price of PubCo ordinary shares equals or exceeds $12.50 for 20 out of 30 consecutive trading days, and 25 million ordinary shares to be issued if the closing price of PubCo ordinary shares equals or exceeds $15.00 for 20 out of 30 consecutive trading days.

The consummation of the Business Combination is subject to customary closing conditions, as well as a minimum cash condition of $100 million, after giving effect to any redemptions by Company stockholders, and third-party financing, if any.

The foregoing description of the Business Combination Agreement is subject to and qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is attached as an exhibit. Other than as specifically discussed, this Report does not give effect to the proposed Coincheck Business Combination.

NOTE 11. INCOME TAXES

As of December 31, 2022 and December 31, 2021, the Company’s net deferred tax assets are as follows:

	12/31/2022	12/31/2021
Deferred tax asset:
Organizational costs/Startup expenses	$85,484	$90,512
Net operating loss carryover	-	41,401
Total deferred tax asset	85,484	131,913
Valuation allowance	(85,484)	(131,913)
Deferred tax asset, net of allowance	$-	$-

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 11. INCOME TAXES (Cont.)

The income tax benefit for the period from January 1, 2022 through December 31, 2022 and from January 7, 2021 (Inception) through December 31, 2021, consists of the following:

	January 1, 2022 through December 31, 2022	January 7, 2021 (inception) through December 31, 2021
Federal:
Current	$308,439	-

State:
Current	$-	-
Income tax provision	$308,439	-

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and December 31, 2021, consists of the following:

	12/31/2022	12/31/2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of warrant liabilities	(50.5)%	(441.2)%
Change in valuation allowance	35.8%	420.2%
Effective Tax Rate	6.3%	0.0%

The Company will file taxes in the U.S. Federal jurisdiction.

We have $0 and $197,146 in net operating loss carryovers at 2022 and 2021, respectively.

We are subject to taxation in the United States. As of December 31, 2022, we have no tax years under examination by the IRS. The U.S. federal tax returns for tax years 2021 and 2020 remain open to examination by the tax authorities.

We have established a full valuation allowance for our deferred tax assets for the years ended December 31, 2022 and 2021, as it is more likely than not that these assets will not be realized in the foreseeable future. Our valuation allowance decreased by $46,429 from 2021 to 2022.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Title
Gary A. Simanson	62	President, Chief Executive Officer and Director
William A. Houlihan	67	Chief Financial Officer
David E. Mangum	57	Director
Mary Anne Gillespie	70	Director
Robert Hartheimer	65	Director
Stewart J. Paperin	75	Director
Allerd D. Stikker	60	Director

The experience of our directors and executive officers is as follows:

Gary A. Simanson has been our President, Chief Executive Officer and Director since our inception. Mr. Simanson is founder of Thunder Bridge Capital, LLC and has served as its Chief Executive Officer since 2017. In addition to serving in that capacity, Mr. Simanson serves as head of its Investment Committee, Credit Committee, Enterprise Risk Committee, Loan Review and other executive committees and is responsible for sourcing and establishing strategic loan asset purchase relationships and equity opportunities within the financial services and FinTech industries. Since 2020 he has been an executive officer and director of Thunder Bridge Capital Partners III Inc. From 2019 until 2021, he was an executive officer and director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2018 to 2019 he was an officer and director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. From 2015 through June 2017, Mr. Simanson founded and managed Endeavor Capital Management, L.L.C., Endeavor Capital Advisors, L.L.C., Endeavor Capital Fund, LP, and Endeavor Equity Fund, LP (collectively, “Endeavor”), targeting debt and equity investments in the marketplace lending industry. Prior to founding Endeavor, Mr. Simanson served as an advisor and then as a Director, President and Chief Executive Officer of First Avenue National Bank from 2013 to 2015, restructuring its balance sheet, lending practices, underwriting procedures, special credits, ALCO, corporate governance, enterprise risk, IT, retail delivery, and achieving strong regulatory results. He has been Managing Director of First Capital Group, L.L.C., an investment banking advisory firm specializing in the financial industry and bank mergers and acquisitions, strategic planning, capital raising and enterprise risk management from 1997 to the present. In such capacity, Mr. Simanson has both initiated and advised on bank mergers and acquisitions, capital raising transactions, enterprise risks and strategic initiatives around the country and has spoken nationally and internationally on enterprise risk, bank mergers and acquisitions, and also on the emerging marketplace lending and global FinTech industry, including the uses of blockchain for international asset selection and verification and income stream allocation and treasury management. Mr. Simanson previously served as the financial expert for the Audit Committee and as a member of the board of directors of First Guaranty Bancshares, Inc., with $1.4 billion in assets, and its wholly-owned subsidiary First Guaranty Bank; and as a Senior Advisor to the Chairman of Alpine Capital Bank and its related companies, operating in the commercial banking, investment advisory, merchant banking and portfolio investment areas. He was Founder, Vice Chairman and Chief Strategic Officer of Community Bankers Trust Corporation, a $1.2 billion in assets bank holding company for Essex Bank (NASDAQ NMS “ESXB”) and previously served as its President, Chief Executive and Chief Financial Officer, and as a Director since its inception in 2005 to 2011, overseeing its public offering in 2006 as a special purpose acquisition company, Community Bankers Acquisition Corp, its bank acquisitions and shareholder reformulation in 2008, and its failed bank acquisitions from the FDIC in 2008 and 2009. In addition to serving as managing director of First Capital Group, Mr. Simanson also served as Senior Vice President concentrating in bank mergers and acquisitions and capital markets with FTN Financial Capital Markets, a wholly owned investment banking and financial services subsidiary of First Horizon National Corporation (NYSE: FHS) from 1998 to 1999. From 1992 to 1995, Mr. Simanson was Associate General Counsel at Union Planters Corporation, then a NYSE-traded bank holding company (presently Regions Financial Corporation (NYSE: RF)), where his duties included the negotiation and preparation of all bank merger and acquisition transaction documents, transaction due diligence, member of integration committee, preparation of all regulatory filings, registration statements and other securities filings and other bank regulatory matters. From 1989 to 1992, he was a practicing attorney, beginning his career with Milbank, Tweed, Hadley & McCloy, LLP, specializing in the securities, bank regulatory and bank merger and acquisition areas. Mr. Simanson is licensed to practice law in the states of New York and Colorado. Mr. Simanson received his B.A. degree, majoring in Economics, from George Washington University. He earned his M.B.A., majoring in Finance, from George Washington University and holds a J.D. from Vanderbilt University. We believe that Mr. Simanson is well-qualified to serve as a member of our board of directors due to his extensive banking, financial and advisory experience.

William A. Houlihan has been our Chief Financial Officer since inception. From 2019 until 2021, he was an executive officer of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR), a blank check company which in June 2021 consummated a business combination with indie Semiconductor, an automotive technology Company, with the combined companies now operating as Indie Semiconductor (NASDAQ:INDI). Since 2020 he has been an executive officer of Thunder Bridge Capital Partners III Inc. (NASDAQ:THCP), a blank check company. From 2018 to 2019 he was an officer of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider, with the combined companies now operating as Repay Holdings (NASDAQ:RPAY). He has served since 2012 as a director and audit committee chairman for MAXEX, LLC, a privately-owned residential mortgage loan trading business. He has served since 2009 as a director and financial expert on the audit committee of Avem Health Partners, previously known as First Physicians Capital Group, or FPCG, a privately-owned health care investment company, which was registered with the SEC prior to completion of a going-private transaction in 2015, from 2013 to 2014 as non-executive chairman of its board of directors and since 2013 as the chairman of its audit committee. Since 2013 he has served as a director and Audit Committee Chairman of Lument Finance Trust (NYSE: LFT), a mortgage REIT. From 2021 to 2022, he served as a director of Angel Pond Holdings Corporation (NYSE: POND), a blank check company, which in December 2022 consummated a business combination with MariaDB, a cloud database company, with the combined companies now operating as MariaDB (NYSE:MRDB). He served from 2013 to 2015 as lead independent director and chairman of the audit committee of Tiptree, Inc. (NASDAQ:TIPT), or Tiptree, a financial services holding company; and from 2010 to 2013 as lead independent director and chairman of the audit committee for Care Investment Trust (OTCQX: CVTR), a healthcare REIT which merged with Tiptree in 2013. From 2003 to 2010, he was a director of SNL Financial, a privately owned financial information company, and in addition, from 1998 to 2012 he was a director and shareholder of a family-owned commercial real estate investment partnership. He served from 2013 to 2014 as the chief financial officer for Amalgamated Bank, a privately owned bank. From 2001 through 2008, Mr. Houlihan was a private investor while he served as transitional Chief Financial Officer for several distressed financial services companies: Sixth Gear, Inc. from 2007 to 2008; Sedgwick Claims Management Services from 2006 until 2007; Metris Companies from 2004 to 2006; and Hudson United Bancorp from 2001 to 2003. From 1981 until 2000, and for short-term periods in 2004 and 2007, Mr. Houlihan worked for a number of investment banking companies, including Goldman Sachs (NYSE:GS), Bear Stearns, Keefe Bruyette & Woods, J.P. Morgan (NYSE:JPM) and UBS (NYSE:UBS). He also held several auditing and accounting positions from 1977 through 1981. In addition he was licensed as a Certified Public Accountant, but his license is currently inactive. From 2017 to 2021, he was an adjunct professor for the Feliciano School of Business at Montclair State University. On March 13, 2015, Mr. Houlihan settled an administrative proceeding brought by the SEC regarding his alleged failure to file on a timely basis required Schedule 13D amendments and Section 16(a) reports relating to his beneficial ownership of securities of FPCG. Mr. Houlihan is a member of the board of directors of FPCG and a greater than 10% beneficial owner of FPCG securities. In the settlement, Mr. Houlihan did not admit or deny the SEC’s allegations, consented to the entry of a cease and desist order requiring him not to cause any violation of Sections 13(d)(2) and 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and agreed to pay a civil penalty of $15,000 to the SEC. Mr. Houlihan received a B.S., magna cum laude, in Accounting from Manhattan College and received his M.B.A. in Finance from New York University Graduate School of Business.

David E. Mangum has served as one of our directors since July 2021. Since 2019, Mr. Mangum has been a Senior Advisor at General Atlantic, a global growth equity firm. Since 2020 he has been a director of Thunder Bridge Capital Partners III Inc. From 2019 until 2021, he was a director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2014 until September 2018, he was President and Chief Operating Officer of Global Payments, Inc., (NYSE:GPN), a global payment technology and software company. During this time, he helped lead the transformation of the company from a payment processor to a technology services and software company; prior to this he served in increasingly senior roles at Global Payments, including as Senior Executive Vice President and Chief Financial Officer from 2011 to 2014 and Executive Vice President and Chief Financial Officer from 2008 to 2011. Before this, from 2007 to 2008, he served as Executive Vice President, Fiserv Corp. (NASDAQ:FISV), a financial services technology provider which acquired CheckFree Corporation, provider of financial electronic commerce solutions in 2007. During this time, Mr. Mangum co-led the strategic integration process of CheckFree Corporation into Fiserv Corp. Prior to this acquisition, Mr. Mangum had been Executive Vice President and Chief Financial Officer or CheckFree Corporation (NASDAQ:CKFR) from 2000 to 2007 and its Senior Vice President, Finance and Accounting, from 1999 to 2000. There, he helped direct finance and administrative activities including M&A, investor relations, internal audit and enterprise risk management. Mr. Mangum received his B.A. from Carleton College. We believe that Mr. Mangum is well-qualified to serve on our board because he brings to it his extensive experience in the financial services industry as well as broad operational and public company experience.

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

Robert Hartheimer has served as one of our directors since February 2021 and is chairman of our audit committee. Mr. Hartheimer is also a director of Thunder Bridge Capital Partners III Inc. (NASDAQ: TBCPU). Mr. Hartheimer served as a director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR) from 2019 until it consummated its initial business combination with Indi Semiconductor (NASDAQ: INDI) in 2021. From 2018 until 2019 he was a director of Thunder Bridge Acquisition Ltd. (NASDAQ: TPRG), a blank check company (SPAC) which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. Upon such consummation Mr. Hartheimer remained with the combined company, Repay Holdings Corporation (NASDAQ: RPAY), as a director and chairman of Repay’s audit committee. In addition to Mr. Hartheimer’s service as a director of the two Thunder Bridge SPACs and Repay, he is an independent director of CardWorks, a consumer lender and servicer, since 2017. Mr. Hartheimer is chairman of the audit committees of each of these four companies and chair of CardWorks’ compliance/risk committee. Mr. Hartheimer has been a director of ten U.S. companies in the last 26 years; six public companies, two private and two subsidiaries of public companies. These include three banks, one consumer lender and credit card servicer, two payments companies, two SPACs which successfully acquired businesses, two SPACs in search of an acquisition and one investment management business. In addition to his current role as chairman of four audit committees and one compliance/risk committee, he chaired audit Committees at three past companies and chaired compliance/risk committees at two companies. Mr. Hartheimer has been a financial services and bank regulatory consultant for the past 21 years currently with both his own firm and the Klaros Group as a Senior Advisor. In the past Mr. Hartheimer was a Managing Director at Promontory Financial Group. In 2016 Mr. Hartheimer founded, along with three co-founders, Jasper, a U.S. based credit card issuer and he served various roles including Chief Regulatory and Compliance Officer until 2022. In 1991, Mr. Hartheimer joined the Federal Deposit Insurance Corporation, where he and a small team created the Division of Resolutions to analyze and sell failed banks. He went on to serve as the Director of that division and was responsible for the sale of 200 banks in four years. Mr. Hartheimer’s other past positions include over 14 years in senior roles at investment banks, including Merrill Lynch, Smith Barney and Friedman Billings Ramsey. We believe that Mr. Hartheimer is well-qualified to serve on our board because he brings to it his extensive experience in the financial services industry, the bank regulatory community and investment banking.

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

Advisors

Peter “Pete” J. Kight has served as a senior special advisor to the Company since July 2021. Since 2020 he has been a senior special advisor of Thunder Bridge Capital Partners III Inc. From 2019 until 2021, he was a senior special advisor of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR), which consummated its initial business combination with Indie Semiconductor, an automotive chip and software company that focuses on sensors for advanced driver assistance systems in June 2021, whereupon he became a director of Indie Semiconductor (NASDAQ: INDI). From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider; upon such consummation, Mr. Kight remained with the combined company, Repay Holdings Corporation (NASDAQ:RPAY) as chairman of the board of directors. Mr. Kight has 34 years of industry experience. He has been an Angel Investor and Advisor to Commerce Ventures, a Silicon Valley based venture capital firm focused on investing in innovations in the retail and financial services industries, since 2012. Mr. Kight previously served as a Co-Chairman and Managing Partner at Comvest Partners, a mid-market private investment firm, from 2010 – 2013, and then as a Senior Advisor at Comvest Partners from 2013 to 2015. He was the Founder, Chairman, and Chief Executive Officer of CheckFree Corporation (NASDAQ: CKFR), a provider of financial services technology, from 1981 until it was acquired by Fiserv (NASDAQ: FISV) in 2007. Mr. Kight then served as director and vice chairman of Fiserv following Fiserv’s acquisition of CheckFree from 2007 to 2012 (Vice chairman from 2007 to 2010). Mr. Kight joined the board of directors of Blackbaud (NASDAQ: BLKB), a supplier of software and services specifically designed for nonprofit organizations, in 2014. Mr. Kight has served on the board of directors of Huntington Bancshares Incorporated (NASDAQ: HBAN), a regional bank holding company, since 2012. Mr. Kight previously served on the boards of directors of Akamai Technologies, Inc. (NASDAQ GS: AKAM), distributor of computing solutions and services, from 2004 to 2012, Manhattan Associates, Inc., (NASDAQ: MANH) a provider of supply chain planning and execution solutions, from 2007 to 2011 and Kabbage, Inc., a technology-driven SME lending company, from 2015 to November 2017. Mr. Kight is also a member of the board of directors Urjanet, Inc., a data analytics company focused primarily on energy, utility, and financial transaction data, from 2016 to present. Mr. Kight is also a member of the board of directors of Bill.com (NYSE:BILL), a financial process automation company, from 2019 to present. From 2015 until 2018, he was a member of the board of directors of Insightpool, LLC, a marketing data analytics business focused on earned influence marketing analytics. He holds more than a dozen patents and publications for electronic banking and payment systems.

JSOV has served as a special advisor to the Company since July 2021. Since 2020 it has been a special advisor of Thunder Bridge Capital Partners III, Inc. JSOV is an affiliate of Jacobs Asset Management (“JAM”), a registered investment advisor controlled by Seymour “Sy” Jacobs. Sy Jacobs is the founding and managing member of JAM, the management company of a hedge fund and private investment vehicles. Prior to founding JAM in 1995, Mr. Jacobs spent 12 years as a research analyst covering specialty financial services and bank stocks at Alex. Brown and Sons, Mabon Nugent, L.F. Rothschild and Co., and Salomon Brothers, Inc. He earned his Bachelor of Arts, magna cum laude, from the University of Michigan and his MBA at New York University. Mr. Jacobs also serves as Chairman Emeritus of Venture for America, a non-profit whose mission is to revitalize American cities and communities through entrepreneurship.

Our senior special advisor and special advisor (i) assist us in sourcing and negotiating with potential business combination targets, (ii) provide business insights when we assess potential business combination targets and (iii) upon our request, provide business insights as we work to create additional value in the businesses that we acquire. In this regard, he will fulfill some of the same functions as our board members. Additionally, aside from payments to an affiliate for advisory services described elsewhere in this Report, our senior special advisor has no employment or compensation arrangements with us. Moreover, our senior special advisor and our special advisor are not be under any fiduciary obligations to us nor will they perform board or committee functions, nor will they have any voting or decision-making capacity on our behalf. They will also not be required to devote any specific amount of time to our efforts or be subject to the fiduciary requirements to which our board members are subject. Accordingly, if our senior special advisor or special advisor becomes aware of a business combination opportunity which is suitable for any of the entities to which they have fiduciary or contractual obligations, they will honor their fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We may modify or expand our roster of advisors as we source potential business combination targets or create value in businesses that we may acquire.

Number and Terms of Office of Officers and Directors

We currently have six (6) directors. Holders of our founder shares have the right to elect all of our directors prior to consummation of our initial business combination and holders of our public shares do not have the right to vote for the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by at least 90% of our common stock voting at a stockholder meeting. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Paperin and Ms. Gillespie, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Stikker and Mangum, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Simanson and Hartheimer, will expire at the third annual meeting of stockholders.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

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

Notwithstanding the foregoing, as indicated above, other than (x) the monthly payment of (i) $10,000 to an affiliate of our sponsor for office space, administrative and support services and (ii) $20,000 to an affiliate of our Chief Executive Officer for advisory services related to our search for and consummation of our initial business combination, and (y) reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors, senior special advisor or special advisor or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the IPO Registration Statement. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Other than the monthly payments of (i) $10,000 to an affiliate of our sponsor for office space, administrative and support services and (ii) $20,000 to an affiliate of our Chief Executive Officer for advisory services related to our search for and consummation of our initial business combination, none of our executive officers or directors has received or will receive any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, have been and will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors review on a quarterly basis all payments that are made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination, such as the Coincheck Registration Statement. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 30, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of Class B common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 30,214,035 shares of our common stock, which includes 23,652,784 shares of Class A common stock underlying the units sold in our initial public offering, 648,055 shares of Class A common stock underlying the placement units and 5,913,196 shares of Class B outstanding as of March 30, 2023. Voting power represents the combined voting power of Class A common stock and Class B common stock owned beneficially by such person. On all matters to be voted upon, except for the election of directors of the board, the holders of the shares of Class A common stock and the shares of Class B common stock vote together as a single class, unless otherwise required under applicable law. Currently, all of the shares of Class B common stock are convertible into shares of Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common stock		Class B Common stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
TBCP IV, LLC (our sponsor)(2)	648,055	*	5,913,196	100%	21.7%
Gary A. Simanson (2)	748,055	*	5,913,196	100%	22.0%
William A. Houlihan	—	—	—	—	—
David E. Mangum	—	—	—	—	—
Mary Anne Gillespie	—	—	—	—	—
Robert Hartheimer	—	—	—	—	—
Stewart J. Paperin	—	—	—	—	—
Allerd D. Stikker	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	748,055	*	5,913,196	100%	22.0%

Other 5% Stockholders
Weiss Asset Management LP (3)	2,250,000	9.3%	—	—	7.4%
Sculptor Capital LP (4)	1,206,601	5.0%	—	—	4.0%

*	less than 1%

1)	Unless otherwise noted, the business address of each of the following entities or individuals is 9912 Georgetown Pike, Suite D203, Great Falls, Virginia 22066.

2)	Mr. Simanson, our President and Chief Executive Officer, may be deemed to beneficially own shares held by our sponsor by virtue of his control over our sponsor, as its managing member. Mr. Simanson disclaims beneficial ownership of our common stock held by our sponsor other than to the extent of his pecuniary interest in such shares. Each of our officers and directors is a member of our sponsor.

3)	According to a Schedule 13G/A filed with the SEC on January 28, 2022, Weiss Asset Management LP, BIP GP LLC, WAM GP LLC, and Andrew M Weiss, Ph.D., beneficially own shares of Class A common stock. The business address for each reporting person is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.

4)	According to a Schedule 13G/A filed with the SEC on February 14, 2023, Sculptor Capital LP (“Sculptor”), Sculptor Capital II LP (“Sculptor-II”), Sculptor Capital Holding Corp. (“SCHC”), Sculptor Capital Holding II LLC (“SCHC-II”), Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, Ltd. (“SCMF”), Sculptor Special Funding, LP (“NRMD”), Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”), Sculptor SC II LP (“NJGC”), and Sculptor Enhanced Master Fund, Ltd. (“SCEN”), beneficially own shares of Class A common stock. The address of the principal business office for Sculptor, Sculptor-II, SCHC, SCHC-II, and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. The address of the registered offices for SCMF, SCEN, and SCCO is c/o State Street (Cayman) Trust, Limited, 1 Nexus Way—Suite #5203, PO Box 896, Helicona Courtyard, Camana Bay, Grand Cayman, KY1-1103, Cayman. The address of the registered office of NRMD is c/o MaplesFS Limited, P.O. Box 1093, Queensgate House, Grand Cayman, KY1-1102, Cayman Islands. The address of the registered office of NJGC is c/o The Corporation Trust Company 1209 Orange Street, Wilmington DE 19801.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the Coincheck Business Combination, please see “Item 1. Business”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 8, 2021, we issued an aggregate of 6,468,750 founder shares to the sponsor for an aggregate purchase price of $25,000. The founder shares included an aggregate of up to 843,750 shares subject to forfeiture by the sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the sponsor would collectively own, on an as-converted basis, 20% of our issued and outstanding shares after our initial public offering. On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,152,784 public units. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option on August 9, 2021, 555,554 shares of Class B common stock were forfeited for no consideration.

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

We have entered into an Advisory Agreement with an affiliate of our Chief Executive Officer, pursuant to which the Company pays a total of $20,000 per month for advisory services relating to our search for and consummation of an initial business combination. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, an affiliate of our Chief Executive Officer will be paid a total of $480,000 ($20,000 per month) for such advisory services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews, on a quarterly basis, all payments that are made to our sponsor, officers, directors or our or their affiliates and determines which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the consummation of our initial public offering, our sponsor loaned us an aggregate of $100,000 to us under an unsecured promissory note, which was used for a portion of the expenses of our initial public offering. The loans were fully repaid upon the closing of our initial public offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. If we complete an initial business combination, we would repay such Working Capital Loans. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay Working Capital Loans but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the placement units issued to the initial holder. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

On March 25, 2022, the sponsor executed the Promissory Note, representing a Working Capital Loan from the sponsor to us of up to $1,500,000. At December 31, 2022 there was $206,000 outstanding under the Promissory Note. $1,294,000 remains available under the Note to finance transaction costs in connection with the initial business combination.

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

We have entered into a registration rights agreement with respect to the founder shares, placement warrants and warrants issued upon conversion of working capital loans (if any).

For more information on the agreements entered into in connection with the Coincheck Business Combination, please see “Item 1. Business”.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to GT for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by GT in connection with regulatory filings. The aggregate fees of GT for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and the period from January 7, 2021 (Date of Inception) through December 31, 2021 totaled approximately $47,250 and $36,750, respectively.  The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2022 and the period from January 7, 2021 (Date of Inception) through December 31, 2021 audit-related fees paid or payable to GT totaled $825,000 and $0, respectively.

Tax Fees

We did not pay GT for tax services, planning or advice for the year ended December 31, 2022 and the period from January 7, 2021 (Date of Inception) through December 31, 2021.

All Other Fees

We did not pay GT for any other services for the year ended December 31, 2022 and the period from January 7, 2021 (Date of Inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID Number 248)	F-2

Financial Statements:

Balance Sheet as of December 31, 2022 and 2021	F-3

Statement of Operations for the year ended December 31, 2022 and for the period from January 7, 2021 (Date of Inception) through December 31, 2021	F-4

Statement of Changes in Stockholder’s Equity (Deficit) for the year ended December 31, 2022 and for the period from January 7, 2021 (Date of Inception) through December 31, 2021	F-5

Statement of Cash Flows for the year ended December 31, 2022 and for the period from January 7, 2021 (Date of Inception) through December 31, 2021	F-6

Notes to Financial Statements	F-7 to F-25

(2)	Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 in this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 29, 2021, by and between the Company and Morgan Stanley & Co. LLC. (1)
2.1	Business Combination Agreement, dated as of March 22, 2022, by and among the Company, Coincheck Group B.V., M1 Co G.K., Coincheck Merger Sub, Inc., and Coincheck, Inc. (4) +
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	By Laws. (3)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated June 29, 2021, by and between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. (1)
4.5	Description of Registered Securities.*
10.1	Promissory Note, dated January 7, 2021, issued to TBCP IV, LLC (3)
10.2	Letter Agreement, dated June 29, 2021, by and among the Company, its officers, directors and TBCP IV, LLC (1)
10.3	Investment Management Trust Account Agreement, dated June 29, 2021, by and between Continental Stock Transfer & Trust Company, as trustee, and the Company. (1)
10.4	Registration Rights Agreement, dated June 29, 2021, by and among the Company, TBCP IV, LLC and the holders party thereto. (1)
10.5	Securities Subscription Agreement, dated January 7, 2021, by and between the Company and TBCP IV, LLC. (3)
10.6	Placement Unit Purchase Agreement, dated June 29, 2021, by and between the Company and TBCP IV, LLC. (1)
10.7	Form of Indemnity Agreement. (2)
10.8	Administrative Services Agreement, dated June 29, 2021, by and between the Company and First Capital Group, LLC. (1)
10.9	Advisory Services Agreement, dated June 29, 2021, by and between the Company and Thunder Bridge Capital, LLC. (1)
10.10	Sponsor Support Agreement dated as of March 22, 2022, by and among TBCP IV, LLC, Gary A. Simanson, Thunder Bridge Capital Partners IV, Inc., Coincheck Group B.V., Coincheck, Inc., and Monex Group, Inc. (4)
10.11	Company Support Agreement, dated as of March 22, 2022, by and among the Company, Monex Group, Inc., and Coincheck Group B.V. (4)
10.12	Form of Lock-Up Agreement, dated as of March 22, 2022, by Coincheck Group B.V., Coincheck, Inc., and the individual named therein. (4)
10.13	Form of Registration Rights Agreement. (4)
10.14	Promissory Note, dated March 25, 2022, from the Company to TBCP IV, LLC. (5)
14.1	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

+	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2021.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A, filed with the SEC on June 21, 2021.

(3)	Incorporated by reference to the Company’s Registration Statement Form S-1, filed with the SEC on March 16, 2021.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on March 22, 2022.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the SEC on May 16, 2022.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2023	Thunder Bridge Capital Partners IV, Inc.

	By:	/s/ Gary A. Simanson
	Name:	Gary A. Simanson
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gary A. Simanson	President, Chief Executive Officer and Director	March 30, 2023
Gary A. Simanson	(Principal Executive Officer)

/s/ William A. Houlihan	Chief Financial Officer	March 30, 2023
William A. Houlihan	(Principal Financial and Accounting Officer)

/s/ David E. Mangum	Director	March 30, 2023
David E. Mangum

/s/ Robert Hartheimer	Director	March 30, 2023
Robert Hartheimer

/s/ Stewart J. Paperin	Director	March 30, 2023
Stewart J. Paperin

/s/ Allerd D. Stikker	Director	March 30, 2023
Allerd D. Stikker

/s/ Mary Anne Gillespie	Director	March 30, 2023
Mary Anne Gillespie