Form 10-Q
period 2023-03-31
Thunder Bridge Capital Partners IV, Inc.
filed 2023-05-15
CIK 1843993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 15, 2023, there were 24,300,839 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”) and 5,913,196 shares of Class B common stock, par value $0.0001 per share (the “Class B common stock,” and together with the Class A common stock, the “common stock”) of the registrant issued and outstanding.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$6,635	$32,022
Prepaid expenses	118,263	121,217
Total current assets	124,898	153,239
Cash and marketable securities held in Trust Account	242,179,599	239,770,045
Total assets	$242,304,497	$239,923,284

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	1,750,294	$1,596,449
Income taxes payable	779,558	308,439
Promissory Note payable - related party, at fair value	226,000	206,000
Total current liabilities	2,755,852	2,110,888
Warrant liability	876,127	927,321
Deferred underwriting fee payable	8,278,474	8,278,474
Total liabilities	11,910,453	11,316,683

Commitments

Shares subject to possible redemption, 23,652,784 shares at redemption value at March 31, 2023 and December 31, 2022, respectively.	241,360,041	239,406,682

Stockholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 648,056 outstanding (excluding 23,652,784 shares subject to possible redemption), at March 31, 2023 and December 31, 2022, respectively	65	65
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,913,196 shares issued and outstanding, at March 31, 2023 and December 31, 2022, respectively	591	591
Additional paid in capital	-	-
Accumulated deficit	(10,966,653)	(10,800,737)
Total stockholders’ equity (deficit)	(10,965,997)	(10,800,081)
Total liabilities and stockholders’ equity (deficit)	$242,304,497	$239,923,284

See accompanying notes to the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

Formation costs and other operating expenses	$336,090	$250,162
Loss from operations	(336,090)	(250,162)
Other income:
Interest income	2,543,458	23,830
Change in fair value of warrant liability	51,194	1,069,944
Income (loss) before income taxes	2,258,562	843,612
Provision for income taxes	471,119	-
Net income (loss)	$1,787,443	$843,612
Weighted average shares outstanding Class A common stock	24,300,839	24,300,839
Basic and diluted net income (loss) per share, Class A common stock	$0.07	$0.03
Weighted average shares outstanding Class B common stock	$5,913,196	5,913,196
Basic and diluted net income (loss) per share, Class B common stock	$(0.01)	$0.03

See accompanying notes to the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

							Total
	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2021	648,056	$65	5,913,196	$591	$-	$(11,688,211)	$(11,687,555)
Common stock subject to redemption	-	-	-	-	-	(23,819)	(23,819)
Net Income	-	-	-	-	-	843,612	843,612
Balance – March 31, 2022	648,056	$65	5,913,196	$591	$-	$(10,868,418)	$(10,867,762)

Balance - December 31, 2022	648,056	$65	5,913,196	$591	$-	$(10,800,737)	$(10,800,081)
Common stock subject to redemption	-	-	-	-	-	(1,953,359)	(1,953,359)
Net Income	-	-	-	-	-	1,787,443	1,787,443
Balance – March 31, 2023	648,056	$65	5,913,196	$591	$-	$(10,966,653)	$(10,965,997)

See accompanying notes to the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022
Cash flow from operating activities:
Net income (loss)	$1,787,443	$843,612
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(2,543,458)	(23,819)
Change in fair value of warrant liability	(51,194)	(1,069,944)
Changes in operating assets and liabilities:
Prepaid expenses	2,954	24,491
Accounts payable and accrued expenses	153,845	68,469
Income taxes payable	471,119	-
Net cash used in operating activities	(179,291)	(157,191)

Cash flows from investing activities:
Proceeds from redemption of Trust Account	133,904	-
Net cash provided by investing activities	133,904	-

Cash flows from financing activities:
Proceeds from promissory note payable - related party	20,000	-
Net cash provided by financing activities	20,000	-
Net change in cash	(25,387)	(157,191)
Cash at the beginning of the period	32,022	559,285
Cash at the end of the period	$6,635	$402,094

See accompanying notes to the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Thunder Bridge Capital Partners IV, Inc. (the “Company,” our “Company,” “we,” or “us”) is a blank check company incorporated in Delaware on January 7, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2023, the Company had not commenced any operations. All activity from the period of January 7, 2021 (inception) through March 31, 2023 related to the Company’s formation, the initial public offering that was consummated by the Company on July 2, 2021 (the “Initial Public Offering”), and subsequent to the completion of the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021, as amended (File No. 333-254359) was declared effective on June 29, 2021 (the “Registration Statement”). On July 2, 2021 the Company consummated the Initial Public Offering of 22,500,000 units (“Units” and, with respect to shares of Class A common stock included in the Units offered, the “Public Shares” and (ii) redeemable warrants included in the Units offered, the “Public Warrants”), generating gross proceeds of $225,000,000 (see Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 625,000 private placement units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to TBCP IV, LLC (the “Sponsor”), generating gross proceeds of $6,250,000 (the “Private Placement”) (see Note 4).The Private Placement Units consist of one share of Class A common stock, $0.0001 par value (the “Private Placement Shares”), and one-fifth of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “warrants”). Each whole Private Placement Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

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

On August 9, 2021, the underwriters of the Initial Public Offering exercised the over-allotment option in part and purchased an additional 1,152,784 units (the “Over-Allotment Units”), generating gross proceeds of $11,527,840 (the “Over-Allotment”). In conjunction with the Over-Allotment, the Company consummated a sale of an additional 23,055 Private Placement Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $230,550. Following the Over-Allotment, an additional $11,527,840 of proceeds was placed in the Trust Account. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option, 555,554 shares of Class B common stock were forfeited for no consideration.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the amended and restated certificate of incorporation of the Company currently in effect, as amended (the “Amended and Restated Certificate of Incorporation”) provides that, a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The Public Stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters of the Initial Public Offering (see Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A common stock will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Sponsor has agreed (a) to vote its Founder Shares (as defined in Note 5), the Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Certificate of Incorporation relating to stockholders’ rights of pre-Business Combination activity and (d) that the Founder Shares and Private Placement Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its stockholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The Company has until July 2, 2023, 24 months from the closing of the Initial Public Offering, to consummate a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors (the “Board of Directors”), proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriters of the Initial Public Offering have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has completed its Initial Public Offering, at which time, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Additionally, the Sponsor executed the Promissory Note (as defined in Note 5) to loan the Company up to $1,500,000. Through March 31, 2023, the Company has borrowed $226,000 under the Promissory Note. $1,274,000 remains available under the Promissory Note to finance transaction costs in connection with the initial Business Combination.

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the accompanying unaudited condensed financial statements, which do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Liquidity and Going Concern Consideration

As of March 31, 2023, the Company had a working capital deficit of approximately $2,631,000, including approximately $6,600 in its operating bank account.

The Company’s liquidity needs to date have been satisfied through (i) a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, (ii) an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on behalf of the Company and (iii) the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of March 31, 2023 and 2022, there were $226,000 and $0 amounts outstanding under the Promissory Note (see Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), we have evaluated the Company’s liquidity and financial condition and determined that it is probable the Company will not be able to meet its obligations over the period of one year from the issuance date of the accompanying unaudited condensed financial statements. In addition, while the Company plans to seek additional funding or to consummate an initial Business Combination, there is no guarantee the Company will be able to borrow such funds from its Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors in order to meet its obligations through the earlier of the consummation of an initial Business Combination or one year from this filing. We have determined that the uncertainty surrounding the Company’s liquidity condition raises substantial doubt about its ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

The Company had $6,635 and $32,021 in cash and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in ASC 480. Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying unaudited condensed balance sheets.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged against the carrying value of Class A common stock or the statement of operations based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, offering costs in the aggregate of $13,427,731 were recognized, $269,805 of which was allocated to the warrants and immediately expensed included in formation costs and other operating expenses in the accompanying unaudited condensed statements of operations, and $13,157,926 was allocated to Class A common stock, reducing the carrying amount of such shares.

Cash Held in Trust Account

At March 31, 2023 and December 31, 2022, the assets held in the Trust Account were invested in a money market fund.

Net Income Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” (“ASC 260”). We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is computed by dividing net (loss) income by the weighted average number of common stock outstanding during the period.

The calculation of diluted net income per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement, because the exercise of the warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per share:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B (1)
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted	$1,437,622	$349,821	$678,508	$165,104
Less: Accretion allocated based on ownership percentage	(1,571,067)	(382,292)	(19,166)	(4,664)
Plus: Accretion applicable to Class A redeemable shares	1,953,359	-	23,830
Income (loss) by class	$1,819,914	$(32,471)	$683,172	$160,440
Denominator:
Basic and diluted weighted average common shares outstanding	24,300,839	5,913,196	24,300,839	5,913,196
Basic and diluted net income (loss) per share	$0.07	$(0.01)	$0.03	$0.03

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the accompanying unaudited condensed statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the accompanying unaudited condensed statements of operations.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of March 31, 2023 through the date the accompanying unaudited condensed financial statements were issued. Based upon the review, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On July 2, 2021, the Company consummated its Initial Public Offering of 22,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one fifth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

On August 9, 2021, the underwriter of the Initial Public Offering exercised the over-allotment option in part and purchased an additional 1,152,784 Over-Allotment Units at $10.00 per unit.

NOTE 4. PRIVATE PLACEMENT

On July 2, 2021, simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 625,000 Private Placement Units at a price of $10.00 per unit for an aggregate purchase price of $6,250,000. On August 9, 2021, in connection with the Over-Allotment, the Company consummated a sale of an additional 23,055 Private Placement Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $230,550.

Each Private Placement Unit is identical to the Units offered in the Initial Public Offering, except there will be no redemption rights or liquidating distributions from the Trust Account with respect to the Private Placement Shares or Private Placement Warrants, which will expire worthless if the Company does not consummate a Business Combination within the Combination Period. The Company recorded the excess of the fair value of the Private Placement Warrants over the proceeds of $1,250 as a financing expense upon the closing of the Initial Public Offering.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 8, 2021, the Company issued an aggregate of 6,468,750 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,152,784 Over-Allotment Units. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option on August 9, 2021, 555,554 shares of Class B common stock were forfeited for no consideration.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 25, 2022, the Company executed a promissory note, representing a Working Capital Loan from the Sponsor, for the Sponsor to loan funds to the Company up to $1,500,000 (the “Promissory Note”). At March 31, 2023 and December 31, 2022 there was $226,000 and $206,000 outstanding under the Promissory Note, respectively.

The fair value of the Promissory Note as of March 31, 2023 and December 31, 2022 was $226,000 and $206,000, respectively, with changes in fair value recorded to the accompanying unaudited condensed statements of operations. For the three months ended March 31, 2023, there were no changes in fair value recorded to the accompanying unaudited condensed statements of operations.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company had incurred and paid $30,000  and $30,000 for the three months ended March 31, 2023 and 2022, respectively.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of its Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Business Combination. The Company had incurred and paid $60,000 and $60,000 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Units and any units that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) will be entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters of the Initial Public Offering a 45-day option to purchase up to 3,375,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,152,784 Over-Allotment Units.

The underwriters were paid a cash underwriting discount of two percent (2.00%) of the gross proceeds of the Initial Public Offering and the exercise of the Over-Allotment, or $4,730,557. In addition, the underwriters are entitled to a deferred fee of three and half percent (3.5%) of the gross proceeds of the Initial Public Offering and the Over-Allotment, or $8,278,474. The deferred fee was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Business Combination, it will use its best efforts to file with the SEC, and within 60 business days following the Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30-trading day period commencing no earlier than the date the warrants become exercisable and ending on the third business day before the date on which the Company sends the notice of redemption to the warrant holders.

In addition, once the Public Warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.10 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder, provided that holders will be able to exercise their Public Warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock to be determined by reference to a formula set out in the warrant agreement;

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30-trading day period commencing no earlier than the date the warrants become exercisable and ending on the third business day before the date on which the Company sends the notice of redemption to the warrant holders (the “30-day Reference Period”); and

●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within the 30-day Reference Period, the Private Placement Warrants are also concurrently redeemed at the same price and terms as the outstanding Public Warrants (provided that the redemption may be on a cashless basis).

If and when the Public Warrants become redeemable by the Company, it may exercise its redemption rights even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws; provided, that the Company will use its best efforts to register or qualify such shares of common stock under the blue sky laws of the state of residence in those states in which the Public Warrants were offered by the Company in the Initial Public Offering.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of the Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Board of Directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price and the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants will and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (other than in the case the Public Warrants are redeemed for $0.10 as described above). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The warrant agreement, dated June 29, 2021, by and between the Company and Continental Stock Transfer & Trust Company, contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A common stock in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercise the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the common stock consists exclusively of cash, the amount of such cash per common stock, and (ii) in all other cases, the volume weighted average price of the common stock as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

At March 31, 2023, there were 4,730,557 whole Public Warrants outstanding with a fair value of $851,500 and 129,611 Private Placement Warrants outstanding with a fair value of $24,627. At December 31, 2022, there were 4,730,557 whole Public Warrants outstanding with a fair value of $898,806 and 129,611 Private Placement Warrants outstanding with a fair value of $28,514.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company accounts for the 4,730,557 Public Warrants and the 129,611 Private Placement Warrants issued and outstanding in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a derivative liability.

The Company believes that the adjustments to the exercise price of the warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815–40, and thus the warrants are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants have been allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the accompanying unaudited condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2023 and December 31, 2022, there were no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Class A common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 648,055 shares of Class A common stock issued or outstanding (excluding 23,652,784 Class A shares subject to possible redemption).

Class B Common Stock

The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Class B common stock are entitled to one vote for each share. At March 31, 2023 and December 31, 2022, there were 5,913,196 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law; provided that only holders of Class B common stock have the right to vote for the election of directors prior to the Company’s Business Combination.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 9. FAIR VALUE MEASUREMENTS

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	“Level 1”, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	“Level 2”, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	“Level 3”, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2023	2022
Assets:
Cash and marketable securities held in Trust Account (1)	1	$242,179,599	$236,535,659

Liabilities:
Public Warrants	1	$851,500	$898,806
Private Placement Warrants	2	24,627	28,514
Promissory note payable – related party, at fair value	3	226,000	206,000

(1)	Measured at fair value on a recurring basis.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying unaudited condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the accompanying unaudited condensed statements of operations.

Initial Measurement

The Company established the initial fair value for the warrants on July 2, 2021, the date of the Initial Public Offering, using a Monte Carlo simulation and Black-Scholes Merton formula for the Private Placement Warrants and the Public Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Public Share and one-fifth of one Public Warrant), and (ii) the sale of Private Placement Units, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to shares of Class A common stock subject to possible redemption based on their relative fair values at the initial measurement date. The Private Placement Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows:

Input	July 2, 2021
Risk-free interest rate	1.11%
Expected term to consummate the Business Combination (years)	6.49
Expected Volatility	14.1%
Exercise Price	$11.5
Stock price	$9.70

The Company’s use of a Monte Carlo simulation and Black-Scholes Merton formula required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the 6.0 year yield the yield on the U.S. Treasury notes as of the Valuation Date that matched the time period to consummate the Business Combination as of each Valuation Date.

●	The expected term was simulated out daily over the expected remaining life of the Public Warrants. The specific remaining life was based on management’s estimated time to consummate the Business Combination as well as the five-year contractual period that begins once the transaction closes.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

●	The fair value of the Units, which each consist of one Public Share and one-fifth of one Public Warrant, represents the closing price on the measurement date as observed from the ticker “THCP”. Based on the applied volatility assumption and the expected term to a Business Combination noted above, the Company determined that the risk neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Monte Carlo simulation model.

Therefore, the resulting valuations for the two classes of warrants were determined to be equal. On July 2, 2021, the Private Placement Warrants and Public Warrants were determined to be $1.00 and $1.01 per warrant for aggregate values of $4.5 million and $126 thousand, respectively.

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of March 31, 2023 and December 31, 2022, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “THCPW”. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is classified as Level 2, due to the use of observable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at the subsequent measurement date:

Input	March 31, 2023
Risk-free interest rate	3.60%
Expected term (years)	5
Expected term to consummate the Business Combination (years)	0.33
Expected Volatility	25.68%
Exercise Price	11.5
Stock price	10.12

As of March 31, 2023, the aggregate value of the Private Placement Warrants and Public Warrants were approximately $876 million.

The following table presents the changes in the fair value of warrant liabilities:

	Private
	Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2022	$28,515	$898,806	$927,321
Change in valuation inputs and other assumptions	(3,888)	(47,306)	(51,194)
Fair value as of March 31, 2023	$24,627	$851,500	$876,127

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10. BUSINESS COMBINATION

On March 22, 2022, the Company entered into a business combination agreement (the “Coincheck Business Combination Agreement”) by and among the Company, Coincheck Group B.V., a Dutch private limited liability company (“PubCo”), M1 Co G.K., a Japanese limited liability company, Coincheck Merger Sub, Inc., a Delaware corporation, and Coincheck, Inc., a Japanese joint stock company (“Coincheck”). If the Coincheck Business Combination Agreement is approved by the Company’s stockholders, and the transactions contemplated by the Coincheck Business Combination Agreement are consummated, (1) Coincheck equityholders will conduct a share exchange pursuant to which they will receive shares of PubCo and Coincheck will become a wholly owned subsidiary of PubCo and (2) the Company will merge with and into a wholly owned subsidiary of PubCo, with the Company continuing as the surviving corporation and a wholly owned subsidiary of PubCo, with Company stockholders and warrantholders receiving identical numbers of securities of PubCo (collectively, the “Coincheck Business Combination”).

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

The consummation of the Coincheck Business Combination is subject to customary closing conditions, as well as a minimum cash condition of $100 million, after giving effect to any redemptions by Company stockholders, and third-party financing, if any.

The foregoing description of the Coincheck Business Combination Agreement is subject to and qualified in its entirety by reference to the full text of the Coincheck Business Combination Agreement, a copy of which was filed with the Company’s Current Report on Form 8-K, as filed with the SEC on March 22, 2023. Other than as specifically discussed, this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Report”) does not give effect to the proposed Coincheck Business Combination.

NOTE 11. INCOME TAXES

As of March 31, 2023 and December 31, 2022, the Company’s net deferred tax assets are as follows:

	3/31/2023	12/31/2022
Deferred tax asset:
Organizational costs/Startup expenses	$80,455	$85,484
Total deferred tax asset	80,455	85,484
Valuation allowance	(80,455)	(85,484)
Deferred tax asset, net of allowance	$-	$-

The Company will file taxes in the U.S. Federal jurisdiction.

We have $0 and $0 in net operating loss carryovers at March 31, 2023 and 2022, respectively.

We are subject to taxation in the United States. As of December 31, 2022, we have no tax years under examination by the Internal Revenue Service. The U.S. federal tax returns for tax years 2022, 2021 and 2020 remain open to examination by the tax authorities.

We have established a full valuation allowance for our deferred tax assets for the three months ended March 31, 2023 and the year ended December 31, 2022, as it is more likely than not that these assets will not be realized in the foreseeable future. Our valuation allowance decreased by $5,029 from 2023 to 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in “Item 1. Financial Statements”.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a Business Combination. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination (pursuant to backstop agreements we may enter into), our shares, debt or a combination of cash, stock and debt.

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of our common stockholders, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of our Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

●	may subordinate the rights of holders of our common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and may adversely affect prevailing market prices for our Units, Class A common stock and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the unaudited condensed financial statements and the notes thereto included in “Item 1. Financial Statements”, we had $6,635 held outside the Trust Account that is available to us to fund our working capital requirements and $242,179,599 held inside the Trust Account as of March 31, 2023.

Coincheck Business Combination

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

For a full description of the Coincheck Merger Agreement and the proposed Coincheck Business Combination, please see “Item 1. Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023.

Results of Operations

For the three months ended March 31, 2023 we had net income of $1,787,443. The net income consisted of formation and operating costs of $336,090, interest income of $2,543,458, income from the change in fair value of our warrant liability of $51,194 and a provision of income taxes of $471,119. For the three months ended March 31, 2022, we had net income of $843,612. The net income consisted of formation and operating costs of $250,162, interest income of $23,830 and income from the change in fair value of our warrant liability of $1,069,944.

Liquidity, Capital Resources and Going Concern

Prior to the consummation of our Initial Public Offering, our only sources of liquidity were an initial purchase of Founder Shares for $25,000 by the Sponsor, and a total of $105,000 of loans and advances by the Sponsor.

On July 2, 2021, we consummated our Initial Public Offering in which we sold 22,500,000 Units at a price of $10.00 per Unit generating gross proceeds of $225,000,000 before underwriting fees and expenses. Simultaneously with the consummation of our Initial Public Offering, we consummated the Private Placement of 625,000 Private Placement Units, generating gross proceeds, before expenses, of $6,250,000. Each Private Placement Unit consists of one share of Class A common stock and one fifth of one redeemable warrant. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

On August 9, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 1,152,784 Over-Allotment Units, generating gross proceeds of $11,527,840 and consummated a sale of an additional 23,055 Private Placement Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $230,550. Following the Over-Allotment, an additional $11,527,840 of proceeds was placed in the Trust Account. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option, 555,554 shares of Class B common stock were forfeited for no consideration.

In connection with our Initial Public Offering and the Over-Allotment, we incurred offering costs of $12,793,700 (including an underwriting fee of $4,730,557 and deferred underwriting commissions of $8,278,474). Other incurred offering costs consisted principally of formation and preparation fees related to our Initial Public Offering. A total of $236,527,840, comprised of $231,797,283 of the proceeds from the Initial Public Offering and the underwriters’ exercise of the over-allotment option and $4,730,557 of the proceeds of the Private Placement, was placed in the Trust Account, established for the benefit of our Public Stockholders.

On March 25, 2022, the Sponsor executed the Promissory Note, representing a Working Capital Loan from the Sponsor to us, of up to $1,500,000. At March 31, 2023, there was $226,000 outstanding under the Promissory Note. $1,274,000 remains available under the Promissory Note to finance transaction costs in connection with the initial Business Combination.

As of March 31, 2023, we had a working capital deficit of approximately $(2,630,954), including approximately $6,600 in our operating bank account.

Our liquidity needs to date have been satisfied through (i) a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, (ii) an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on our behalf and (iii) the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of March 31, 2023 and December 31, 2022, there were $226,000 and $206,000 amounts outstanding under the Promissory Note.

In connection with our assessment of going concern considerations in accordance with ASC 205-40, we have evaluated our liquidity and financial condition and determined that it is probable we will not be able to meet our obligations over the period of one year from the issuance date of the unaudited condensed financial statements included in “Item 1. Financial Statements”. In addition, while our plans to seek additional funding or to consummate an initial Business Combination, there is no guarantee we will be able to borrow such funds from our Sponsor, an affiliate of the Sponsor, or certain of our officers and directors in order to meet our obligations through the earlier of the consummation of an initial Business Combination or one year from this filing. We have determined that the uncertainty surrounding our liquidity condition raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements included in “Item 1. Financial Statements” do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

At March 31, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters of the Initial Public Offering were paid a cash underwriting fee of 2% of gross proceeds of the Initial Public Offering, or $4,730,557. In addition, the underwriters are entitled to aggregate deferred underwriting commissions of $8,278,474 consisting of 3.5% of the gross proceeds of the Initial Public Offering. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the underwriting agreement by and between us and Morgan Stanley & Co. LLC.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Liquidity and Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with ASC 205-40, we have until July 2, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If we do not complete our Business Combination by July 2, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the Units in the Initial Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to us to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Board of Directors, dissolve and liquidate, subject in each case to our obligations under the Delaware General Corporation Law to provide for claims of creditors and the requirements of other applicable law.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Initial Public Offering. In addition, if we fail to complete our Business Combination by July 2, 2023, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 2, 2023. The amount of time remaining to finalize a Business Combination does raise substantial doubt in the Company as a going concern.

In addition, at March 31, 2023 and December 31, 2022, we had current liabilities of $2,755,852 and $2,110,888, respectively, and working capital (deficit) of $(2,570,954) and $($1,957,649), respectively. These amounts include accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after March 31, 2023 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide us with additional working capital via a Working Capital Loan.

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

Net (Loss) Income Per Share of Common Stock

We comply with the accounting and disclosure requirements of ASC 260. We have two classes of shares, which are referred to as “Class A common stock” and “Class B common stock”. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period.

The calculation of diluted loss per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants, because the exercise of the warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income per share:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B (1)
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss), as adjusted	$1,437,622	$349,821	$678,508	$165,104
Less: Accretion allocated based on ownership percentage	(1,571,067)	(382,292)	(19,166)	(4,664)
Plus: Accretion applicable to Class A redeemable shares	1,953,359	-	23,830
Income (loss) by class	$1,819,914	$(32,471)	$683,172	$160,440
Denominator:
Basic and diluted weighted average common shares outstanding	24,300,839	5,913,196	24,300,839	5,913,196
Basic and diluted net income (loss) per share	$0.07	$(0.01)	$0.03	$0.03

Fair Value Measurements

“Fair value” is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	“Level 1”, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	“Level 2”, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	“Level 3”, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Shares of Common Stock Subject to Possible Redemption

We account for our shares of common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of events not solely within our control) is classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The shares of common stock feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023, shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the condensed balance sheets included in “Item 1. Financial Statements”.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in “Item 1. Financial Statements”.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”) , to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) our Annual Reports on Form 10-K for the years ended December 31, 2021 and 2022, as filed with the SEC on March 30, 2022 and March 31, 2023, respectively, and (iii) our Quarterly Reports on From 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022 and September 30, 2022, as filed with the SEC on May 16, 2022, July 27, 2022 and November 14, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Coincheck and the Coincheck Business Combination, please see the Registration Statement on Form F-4 to be filed by PubCo (relating to the Coincheck Business Combination and containing a proxy statement of the Company) once filed.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate a Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate a Business Combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury (the “Treasury Department”) has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate a Business Combination.

A 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption (a “Redemption Event”).

Pursuant to the Inflation Reduction Act of 2022 (the “IR Act”), commencing in 2023, a 1% U.S. federal excise tax is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation and not on its stockholders. The amount of the excise tax is equal to 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. The Treasury Department has authority to promulgate regulations and provide other guidance regarding the excise tax. In December 2022, the Treasury Department issued Notice 2023-2, indicating its intention to propose such regulations and issuing certain interim rules on which taxpayers may rely. Under the interim rules, liquidating distributions made by publicly traded domestic corporations are exempt from the excise tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax. Accordingly, redemptions of our Public Shares in connection with an extension of the Combination Period may subject us to the excise tax, unless one of the two exceptions above apply. Such redemptions would only occur if an extension of the Combination Period is approved by our stockholders and such extension is implemented by the Board of Directors.

If the deadline for us to complete a Business Combination (currently July 2, 2023) is extended, our Public Stockholders will have the right to require us to redeem their Public Shares. Any redemption or other repurchase may be subject to the excise tax. The extent to which we would be subject to the excise tax in connection with a Redemption Event would depend on a number of factors, including: (i) the fair market value of the redemptions and repurchases in connection with the Redemption Event, (ii) the nature and amount of any “PIPE” or other equity issuances in connection with the Business Combination (or otherwise issued not in connection with the Redemption Event but issued within the same taxable year of the Business Combination), (iii) if we fail to timely consummate a Business Combination and liquidate in a taxable year  subsequent to the year in which a Redemption Event occurs and (iv) the content of any proposed or final regulations and other guidance from the Treasury Department. In addition, because the excise tax would be payable by us and not by the redeeming holders, the mechanics of any required payment of the excise tax remain to be determined. Any excise tax payable by us in connection with a Redemption Event may cause a reduction in the cash available to us to complete a Business Combination and could affect our ability to complete a Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, as filed with the SEC on August 16, 2021. There has been no material change in the planned use of proceeds from the Initial Public Offering and Private Placement as described in the Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

Date: May 15, 2023	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)