Form 10-Q
period 2023-06-30
Thunder Bridge Capital Partners IV, Inc.
filed 2023-08-18
CIK 1843993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

(202) 431-0507

(Registrant’s telephone number, including area code)

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

As of August 18, 2023, there were 10,078,337 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), and one share of Class B common stock, par value $0.0001 per share (the “Class B common stock,” and together with the Class A common stock, the “common stock”), of the registrant issued and outstanding.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$961,107	$32,022
Cash and marketable securities held in Trust Account – current	207,089,563	-
Prepaid expenses	40,500	121,217
Total current assets	208,091,170	153,239
Cash and marketable securities held in Trust Account	36,507,791	239,770,045
Total assets	$244,598,961	$239,923,284

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,813,619	$1,596,449
Income taxes payable	696,058	308,439
Excise taxes payable	2,070,896	-
Redemptions payable	207,089,563	-
Promissory Note payable - related party, at fair value	351,000	206,000
Total current liabilities	212,021,136	2,110,888
Warrant liability	927,321	927,321
Deferred underwriting fee payable	8,278,474	8,278,474
Total liabilities	221,226,931	11,316,683

Commitments

Shares subject to possible redemption, 3,517,097 and 23,652,784 shares at redemption value at June 30, 2023 and December 31, 2022, respectively.	36,507,791	239,406,682

Stockholders’ Equity (Deficit):
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 6,561,251 and 648,055 outstanding (excluding 3,517,097 and 23,652,784 shares subject to possible redemption at June 30, 2023 and December 31, 2022, respectively)	656	65
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1 and 5,913,196 issued and outstanding	-	591
Additional paid in capital	-	-
Accumulated deficit	(13,136,417)	(10,800,737)
Total stockholders’ equity (deficit)	(13,135,761)	(10,800,081)
Total liabilities and stockholders’ equity (deficit)	$244,598,961	$239,923,284

The accompanying notes are an integral part of these financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Formation costs and other operating expenses	$379,717	$496,607	$715,807	$746,769
Loss from operations	(379,717)	(496,607)	(715,807)	(746,769)
Other income:
Interest income	2,849,295	319,331	5,392,753	343,161
Change in fair value of warrant liability	(51,194)	1,892,723	-	2,962,667
Income before income taxes	2,418,384	1,715,447	4,676,946	2,559,059
Provision for income taxes	279,939	-	751,058	-
Net income	$2,138,445	$1,715,447	$3,925,888	$2,559,059
Weighted average shares outstanding Class A redeemable common stock	23,652,784	23,652,784	23,652,784	23,652,784
Basic and diluted net income (loss) per share, Class A redeemable common stock	$0.11	$0.06	$0.19	$0.09
Weighted average shares outstanding Class A and Class B non-redeemable common stock	6,561,252	6,561,252	6,561,252	6,561,252
Basic and diluted net income (loss) per share, Class A and Class B non-redeemable common stock	$(0.07)	$0.06	$(0.08)	$0.08

The accompanying notes are an integral part of these financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2021	648,056	$65	5,913,196	$591	$-	$(11,688,211)	$(11,687,555)
Common stock subject to redemption	-	-	-	-	-	(23,819)	(23,819)
Net Income	-	-	-	-	-	843,612	843,612
Balance – March 31, 2022	648,056	65	5,913,196	591	-	(10,868,418)	(10,867,762)
Common stock subject to redemption	-	-	-	-	-	(164,460)	(164,460)
Net Income	-	-	-	-	-	1,715,447	1,715,447
Balance – June 30, 2022	648,056	$65	5,913,196	$591	$-	$(9,317,431)	$(9,316,775)

Balance - December 31, 2022	648,056	$65	5,913,196	$591	$-	$(10,800,737)	$(10,800,081)
Common stock subject to redemption	-	-	-	-	-	(1,953,359)	(1,953,359)
Net Income	-	-	-	-	-	1,787,443	1,787,443
Balance – March 31, 2023	648,056	65	5,913,196	591	-	(10,966,653)	(10,965,997)
Conversion of Class B common stock to Class A common Stock	5,913,195	591	(5,913,195)	(591)	-	-	-
Common stock subject to redemption	-	-	-	-	-	(2,237,313)	(2,237,313)
Excise tax imposed on common stock redemption	-	-	-	-	-	(2,070,896)	(2,070,896)
Net Income	-	-	-	-	-	2,138,445	2,138,445
Balance – June 30, 2023	6,561,251	$656	1	$-	$-	$(13,136,417)	$(13,135,761)

The accompanying notes are an integral part of these financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022

Cash flow from operating activities:
Net income (loss)	$3,925,888	$2,559,059
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(5,392,753)	(188,279)
Change in fair value of warrant liability	-	(2,962,667)
Changes in operating assets and liabilities:
Prepaid expenses	80,717	85,569
Accounts payable and accrued expenses	217,170	146,937
Income taxes payable	387,619	-
Net cash used in operating activities	(781,359)	(359,381)

Cash flows from investing activities:
Proceeds from redemption of Trust Account	1,565,444	-
Net cash provided by investing activities	1,565,444	-

Cash flows from financing activities:
Proceeds from promissory note payable - related party	145,000	200,000
Net cash provided by financing activities	145,000	200,000
Net change in cash	929,085	(159,381)
Cash at the beginning of the period	32,022	559,285
Cash at the end of the period	$961,107	$399,904

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$363,439	$-
Supplemental disclosures of noncash activities:
Excise tax liabilities accrued for common stock with redemptions	$2,070,896	$-
Reclassification of shares subject to possible redemption to redemptions payable	$207,089,563	-

The accompanying notes are an integral part of these financial statements.

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

As of June 30, 2023, the Company had not yet commenced any operations. All activity for the period of January 7, 2021 (inception) through June 30, 2023 related to the Company’s formation, the initial public offering that was consummated by the Company on July 2, 2021 (the “Initial Public Offering”), and subsequent to the completion of the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021, as amended (File No. 333-254359) was declared effective on June 29, 2021 (the “Registration Statement”). On July 2, 2021 the Company consummated the Initial Public Offering of 22,500,000 units (“Units” and, with respect to the (i) shares of Class A common stock included in the Units offered, the “Public Shares” and (ii) redeemable warrants included in the Units offered, the “Public Warrants”), generating gross proceeds of $225,000,000 (see Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 625,000 private placement units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to TBCP IV, LLC (the “Sponsor”), generating gross proceeds of $6,250,000 (the “Private Placement”) (see Note 4). The Private Placement Units consist of one share of Class A common stock, $0.0001 par value (the “Private Placement Shares”), and one-fifth of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “warrants”). Each whole Private Placement Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

Following the closing of the Initial Public Offering on July 2, 2021, an amount of $225,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on June 22, 2023 the Company instructed Continental Stock Transfer & Trust Company (“Continental”) to liquidate the investments held in the Trust Account, as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest bearing demand deposit account at JPMorgan Chase Bank, N.A, with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.

Transaction costs amounted to $12,793,700 consisting of $4,500,000 of underwriting fees, $8,278,474 of deferred underwriting fees (see Note 6) and $418,700 of other costs. In addition, at June 30, 2023 and December 31, 2022, $13,005 (exclusive of cash withdrawn for taxes of $948,102) and $32,022 of cash was held outside of the Trust Account and was available for working capital purposes, respectively.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company’s executive officers and directors (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of the Nasdaq Stock Market LLC provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Public Stockholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to stockholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters of the Initial Public Offering (see Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the warrants. These shares of Class A common stock will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

Extension of Our Combination Period

The Company initially had until July 2, 2023, 24 months from the closing of the Initial Public Offering, to consummate its initial Business Combination (the “Combination Period”). On June 21, 2023, the Company held  a special meeting of its stockholders in lieu of an annual meeting of stockholders (the “2023 Special Meeting”) at which its stockholders approved, among other things, an amendment to the Amended and Restated Certificate of Incorporation to (i) extend the Combination Period to July 2, 2024 (or such earlier date as determined by the Company’s board of directors (the “Board of Directors”)) (the “Extension Amendment Proposal”) and (ii) provide for the right of a holder of shares of Class B common stock to convert such shares into shares of Class A common stock on a one-for-one basis prior to the closing of a Business Combination (the “Founder Share Amendment Proposal” and together with the Extension Amendment Proposal, the “Charter Amendment Proposals”). In connection with the vote to approve the Charter Amendment Proposals, the holders of 20,135,697 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.28 per share (the “Redemptions”), for an aggregate redemption amount of approximately $207.1 million.

If the Company has not completed a Business Combination by the end of the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board of Directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under Delaware law to provide for claims of creditors and the requirements of applicable law. The underwriters of the Initial Public Offering have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company completed its Initial Public Offering, at which time, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Additionally, the Sponsor executed the Promissory Note (as defined in Note 5) to loan the Company up to $1,500,000. Through June 30, 2023, the Company has borrowed $351,000 under the Promissory Note and $1,149,000 remains available to finance transaction costs in connection with the initial Business Combination.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

In connection with the stockholders’ vote at the 2023 Special Meeting, Public Stockholders exercised their right to redeem 20,135,697 shares of common stock for a total of $207,089,563. Excise tax should be recognized in the period incurred, that is when the repurchase occurs. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, that occurs within a tax year should be recorded in the period of such stock issuance or event giving rise to an exception. As of June 30, 2023, the Company recorded $2,070,896 of excise tax liability calculated as 1% of shares redeemed on July 3, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Liquidity and Going Concern Consideration

As of June 30, 2023, the Company had a working capital deficit of approximately $3,929,966, including approximately $961,107 in its operating bank account.

The Company’s liquidity needs to date have been satisfied through (i) a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, (ii) an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on behalf of the Company and (iii) the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of June 30, 2023 and 2022, there was $351,000 and $0, respectively, outstanding under the Promissory Note (see Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), the Company has evaluated its liquidity and financial condition and determined that it is probable the Company will not be able to meet its obligations over the period of one year from the issuance date of the accompanying unaudited condensed financial statements. In addition, while the Company plans to seek additional funding or to consummate an initial Business Combination, there is no guarantee the Company will be able to borrow such funds from its Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors in order to meet its obligations through the earlier of the consummation of an initial Business Combination or one year from this filing. The Company has determined that the uncertainty surrounding its liquidity condition raises substantial doubt about its ability to continue as a going concern. The accompanying unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company had $961,107 and $32,021 in cash and no cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in ASC 480. Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of common stock (including shares of common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying condensed balance sheets.

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged against the carrying value of Class A common stock or the statement of operations based on the relative value of the Class A common stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, offering costs in the aggregate of $13,427,731 were recognized, $269,805 of which was allocated to the warrants and immediately expensed included in formation costs and other operating expenses, and $13,157,926 was allocated to Class A common stock, reducing the carrying amount of such shares.

Cash Held in Trust Account

At June 30, 2023 and December 31, 2022, the assets held in the Trust Account were invested in a money market fund.

On June 22, 2023, the Company instructed Continental to liquidate the investments held in the Trust Account as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of the Company’s Business Combination or liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds.

Redeemable Shares

All of the Class A common stock sold as part of the Units in the Initial Public Offering and the Class B common stock converted to Class A common stock contain a redemption feature that allows for the redemption of such shares (i) in connection with the Company’s liquidation, (ii) if there is a shareholder vote or tender offer in connection with the Business Combination and (iii) in connection with certain amendments to the Amended and Restated Certificate of Incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of June 30, 2023 and December 31, 2022, 648,056 and 648,056 shares of Class A common stock, respectively, representing the Public Shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are affected by charges against shares of common stock and accumulated deficit.

Net Income Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period.

The calculation of diluted net income per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement, because the exercise of the warrants is contingent upon the occurrence of future events.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables reflect the calculation of basic and diluted net income (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net Income	$2,138,445	$1,715,447	$3,925,888	$2,559,059
Accretion of redeemable common stock to redemption amount	(2,237,313)	(23,819)	(4,190,672)	(188,279)
Excise taxes on stock redemption	(2,070,896)	-	(2,070,896)	-
Net income (loss) including accretion of temporary equity to redemption value and excise taxes on stock redemption	$(2,169,764)	$1,691,628	$(2,335,680)	$2,370,780

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023		2022		2023		2022
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable

Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss) including accretion of temporary equity to redemption value	$(1,698,580)	$(471,184)	$1,324,276	$367,352	$(1,828,466)	$(507,214)	$1,855,944	$514,836
Accretion of redeemable common stock to redemption value	2,237,313	-	23,819	-	4,190,672	-	188,279	-
Excise on stock redemption	2,070,896	-	-	-	2,070,896	-	-	-
Net income (loss)	$2,609,629	$(471,184)	$1,348,095	$367,352	$4,433,102	$(507,214)	$2,044,223	$514,836
Denominator:
Basic and diluted weighted average
common shares outstanding	23,652,784	6,561,252	23,652,784	6,561,252	23,652,784	6,561,252	23,652,784	6,561,252
Basic and diluted net income (loss) per share	$0.11	$(0.07)	$0.06	$0.06	$0.19	$(0.08)	$0.09	$0.08

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants

The Company accounts for the Public Warrants and Private Placement Warrants as liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants (i) are freestanding financial instruments pursuant to ASC 480, (ii) meet the definition of a liability pursuant to ASC 480, and (iii) meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period while the warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of June 30, 2023 through the date the accompanying unaudited condensed financial statements were issued. Based upon the review, Management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements, except as follows:

In connection with the 2023 Special Meeting and the vote to approve the Charter Amendment Proposals, holders of 20,135,697 shares of Class A common stock elected to redeem their shares from the Trust Account for approximately $10.28 per share, or an aggregate of approximately $207.1 million. These shares were subsequently redeemed on July 3, 2023. As a result of the Founder Share Conversion (as defined in Note 5) and the Redemptions, and as of August 18. 2023, there were 10,078,337 shares of Class A common stock issued and outstanding.

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

NOTE 4. PRIVATE PLACEMENT

On July 2, 2021, simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 625,000 Private Placement Units at a price of $10.00 per unit for an aggregate purchase price of $6,250,000 in the Private Placement. On August 9, 2021, in connection with the Over-Allotment, the Company consummated a sale of an additional 23,055 Private Placement Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $230,550.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 8, 2021, the Company issued an aggregate of 6,468,750 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,152,784 Over-Allotment Units. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option on August 9, 2021, 555,554 shares of Class B common stock were forfeited for no consideration.

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

On June 29, 2023, the Company issued an aggregate of 5,913,195 shares of Class A common stock to the Sponsor upon the conversion of an equal number of shares of Class B common stock held by the Sponsor as Founder Shares (“Founder Share Conversion”). The 5,913,195 shares of Class A common stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B common stock before the Founder Share Conversion, as described above.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 25, 2022, the Company executed a promissory note, representing a Working Capital Loan from the Sponsor, for the Sponsor to loan funds to the Company up to $1,500,000 (the “Promissory Note”). At June 30, 2023 and December 31, 2022 there was $351,000 and $206,000 outstanding under the Promissory Note, respectively.

The fair value of the Promissory Note as of June 30, 2023 and December 31, 2022 was $351,000 and $206,000, respectively, with changes in fair value recorded to the accompanying unaudited condensed statements of operations. For the three and six months ended June 30, 2023, there were no changes in fair value recorded to the accompanying unaudited condensed statements of operations.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company had incurred and paid $30,000 and $60,000 for the three and six months ended June 30, 2023 and 2022, respectively.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of its Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Business Combination. The Company had incurred and paid $60,000 and $120,000 for the three and six months ended June 30, 2023 and 2022, respectively.

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Units and any units that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The warrant agreement, dated June 29, 2021, by and between the Company and Continental, contains an Alternative Issuance provision that if less than 70% of the consideration receivable by the holders of the Class A common stock in the Business Combination is payable in the form of common equity in the successor entity, and if the holders of the warrants properly exercise the warrants within thirty days following the public disclosure of the consummation of Business Combination by the Company, the warrant price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined below) minus (B) the Black-Scholes Warrant Value (as defined below). The “Black-Scholes Warrant Value” means the value of a warrant immediately prior to the consummation of the Business Combination based on the Black-Scholes Warrant Model for a Capped American Call on Bloomberg Financial Markets. “Per Share Consideration” means (i) if the consideration paid to holders of the common stock consists exclusively of cash, the amount of such cash per common stock, and (ii) in all other cases, the volume weighted average price of the common stock as reported during the ten-trading day period ending on the trading day prior to the effective date of the Business Combination.

At June 30, 2023, there were 4,730,557 whole Public Warrants outstanding with a fair value of $898,806 and 129,611 Private Placement Warrants outstanding with a fair value of $28,514. At December 31, 2022, there were 4,730,557 whole Public Warrants outstanding with a fair value of $898,806 and 129,611 Private Placement Warrants outstanding with a fair value of $28,514.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2023 and December 31, 2022, there were no preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Class A common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were 6,561,251 and 648,055 shares of Class A common stock issued or outstanding (excluding 23,652,784 Class A shares subject to possible redemption), respectively. In connection with the 2023 Special Meeting and the vote to approve the Charter Amendment Proposals, holders of 20,135,697 shares of Class A common stock elected to redeem their shares from the Trust Account for approximately $10.28 per share, or an aggregate of approximately $207.1 million. These shares were subsequently redeemed on July 3, 2023.

Class B Common Stock

The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Class B common stock are entitled to one vote for each share. At June 30, 2023 and December 31, 2022, there were one and 5,913,196 shares of Class B common stock issued and outstanding, respectively.

On June 29, 2023, the Company issued an aggregate of 5,913,195 shares of Class A common stock to the Sponsor upon the conversion of an equal number of shares of Class B common stock held by the Sponsor as Founder Shares. The 5,913,195 shares of Class A common stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B common stock before the Founder Share Conversion (see Note 5). Following the Founder Share Conversion and the Redemptions, there were 10,078,337 shares of Class A common stock issued and outstanding and one share of Class B Common Stock issued and outstanding. As a result of the Founder Share Conversion and the Redemptions, the Sponsor holds approximately 65.1% of the issued and outstanding Class A common stock.

Holders of Class A common stock and Class B common stock vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law; provided that only holders of Class B common stock have the right to vote for the election of directors prior to the Business Combination.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of Class A common stock, or equity linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity linked securities issued, or to be issued, to any seller in a Business Combination, and any Private Placement-equivalent units and its underlying securities issued to the Sponsor or its affiliates upon conversion of loans made to the Company). As a result of the 2023 Special Meeting and the stockholders’ approval of the Founder Share Amendment Proposal, holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2023	2022
Assets:
Cash and marketable securities held in Trust Account (1)	1	$243,597,354	$239,770,045

Liabilities:
Public Warrants	1	$898,806	$898,806
Private Placement Warrants	2	28,514	28,514
Promissory note payable – related party, at fair value	3	351,000	206,000

(1)	Measured at fair value on a recurring basis.

The warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the accompanying unaudited condensed statements of operations.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows:

Input	July 2, 2021
Risk-free interest rate	1.11%
Expected term to consummate the Business Combination (years)	6.49
Expected Volatility	14.1%
Exercise Price	$11.5
Stock price	$9.70

The Company’s use of a Monte Carlo simulation and Black-Scholes Merton formula required the use of subjective assumptions:

●	The risk-free interest rate assumption was based on the 6.0 year yield the yield on the Treasury notes as of the Valuation Date that matched the time period to consummate the Business Combination as of each Valuation Date.

●	The expected term was simulated out daily over the expected remaining life of the Public Warrants. The specific remaining life was based on Management’s estimated time to consummate the Business Combination as well as the five-year contractual period that begins once the transaction closes.

●	The expected volatility assumption was based on the implied volatility from a set of comparable publicly-traded warrants as determined based on the size and proximity of other similar business combinations. An increase in the expected volatility, in isolation, would result in an increase in the fair value measurement of the warrant liabilities and vice versa.

●	The fair value of the Units, which each consist of one Public Share and one-fifth of one Public Warrant, represents the closing price on the measurement date as observed from the ticker “THCP”. Based on the applied volatility assumption and the expected term to a Business Combination noted above, the Company determined that the risk neutral probability of exceeding the $18.00 redemption value by the start of the exercise period for the warrants resulted in a nominal difference in value between the Public Warrants and Private Placement Warrants across the valuation dates utilized in the Monte Carlo simulation model.

Therefore, the resulting valuations for the two classes of warrants were determined to be equal. On July 2, 2021, the Private Placement Warrants and Public Warrants were determined to be $1.00 and $1.01 per warrant for aggregate values of $4.5 million and $126 thousand, respectively.

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2023 and December 31, 2022, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “THCPW”. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is classified as Level 2, due to the use of observable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at the subsequent measurement date:

Input	June 30, 2023
Risk-free interest rate	4.13%
Expected term (years)	5
Expected term to consummate the Business Combination (years)	0.50
Expected Volatility	25.90%
Exercise Price	11.50
Stock price	10.30

As of June 30, 2023, the aggregate value of the Private Placement Warrants and Public Warrants were approximately $927,000.

The following table presents the changes in the fair value of warrant liabilities:

	Private
	Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2022	$28,515	$898,806	$927,321
Change in valuation inputs and other assumptions	-	-	-
Fair value as of June 30, 2023	$28,515	$898,806	$927,321

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10. BUSINESS COMBINATION

On March 22, 2022, the Company entered into a business combination agreement (as amended, the “Coincheck Business Combination Agreement”), by and among the Company, Coincheck Group B.V., a Dutch private limited liability company (“PubCo”), M1 Co G.K., a Japanese limited liability company (“HoldCo”), Coincheck Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Coincheck, Inc., a Japanese joint stock company (“Coincheck”). On May 31, 2023, the Company, PubCo, HoldCo, Merger Sub and Coincheck entered into an amendment to the Coincheck Business Combination Agreement, extending the Termination Date (as defined in the Coincheck Business Combination Agreement) from July 2, 2023 to July 2, 2024, and providing an additional termination right for the Company and for Coincheck, if at any time prior to Closing (as defined in the Coincheck Business Combination Agreement), the Company’s common stock or warrants are delisted on the Nasdaq Global Market, subject to an available cure period.

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

The foregoing description of the Coincheck Business Combination Agreement is subject to and qualified in its entirety by reference to the full text of the Coincheck Business Combination Agreement, a copy of which was filed with the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2023, and by reference to the full text of the amendment to the Coincheck Business Combination Agreement, a copy of which was filed with the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2023 (the “May 2023 8-K”). Other than as specifically discussed, this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the “Report”) does not give effect to the proposed Coincheck Business Combination.

NOTE 11. INCOME TAXES

As of June 30, 2023 and December 31, 2022, the Company’s net deferred tax assets are as follows:

	June 30, 2023	December 31, 2022
Deferred tax asset:
Organizational costs/Startup expenses	$46,429	$85,484
Total deferred tax asset	46,429	85,484
Valuation allowance	(46,429)	(85,484)
Deferred tax asset, net of allowance	$-	$-

The Company will file taxes in the U.S. Federal jurisdiction.

We have $0 and $0 in net operating loss carryovers at June 30, 2023 and 2022, respectively.

We are subject to taxation in the United States. As of December 31, 2022, we have no tax years under examination by the Internal Revenue Service. The U.S. federal tax returns for tax years 2022 and 2021 remain open to examination by the tax authorities.

We have established a full valuation allowance for our deferred tax assets for the six months ended June 30, 2023 and the year ended December 31, 2022, as it is more likely than not that these assets will not be realized in the foreseeable future. Our valuation allowance decreased by $39,055 from December 31, 2022 to June 30, 2023.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under “Item 1. Financial Statements”.

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

As indicated in the unaudited condensed financial statements and the notes thereto included in “Item 1. Financial Statements”, we had $13,005 (exclusive of cash withdrawn for taxes of $948,102) held outside of the Trust Account that is available to us to fund our working capital requirements and $243,597,354 held inside the Trust Account as of June 30, 2023.

Coincheck Business Combination

On March 22, 2022, we entered into the Coincheck Business Combination Agreement, which was amended on May 31, 2023. If the Coincheck Business Combination Agreement is approved by our stockholders, and the Coincheck Business Combination is consummated, (1) Coincheck equityholders will conduct a share exchange pursuant to which they will receive shares of PubCo and Coincheck will become a wholly owned subsidiary of PubCo and (2) we will merge with and into a wholly owned subsidiary of PubCo, with our Company continuing as the surviving corporation and a wholly owned subsidiary of PubCo, with our stockholders and warrantholders receiving identical numbers of securities of PubCo.

For a full description of the Coincheck Business Combination Agreement and the proposed Coincheck Business Combination, please see “Item 1. Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023, as well as the description of the amendment to the Coincheck Business Combination Agreement in the May 2023 8-K.

Extension of Our Combination Period and Founder Share Conversion

We initially had until July 2, 2023, 24 months from the closing of the Initial Public Offering, to consummate our initial Business Combination. On June 21, 2023, we held  the 2023 Special Meeting, at which our stockholders approved, among other things, the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, the holders of 20,135,697 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.28 per share, for an aggregate redemption amount of approximately $207.1 million.

Following approval of the Founder Share Amendment Proposal, on June 29, 2023, we issued an aggregate of 5,913,195 shares of Class A common stock to the Sponsor upon the conversion of an equal number of shares of Class B common stock held by the Sponsor as Founder Shares. The 5,913,195 shares of Class A common stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B common stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the Registration Statement. Following the Founder Share Conversion and the Redemptions, there were 10,078,337 shares of Class A common stock issued and outstanding and one share of Class B Common Stock issued and outstanding. As a result of the Founder Share Conversion and the Redemptions, the Sponsor holds approximately 65.1% of the issued and outstanding Class A common stock.

Results of Operations

For the three and six months ended June 30, 2023, we had net income of $2,138,445 and $3,925,888, respectively. The net income consisted of formation and operating costs of $379,717 and $715,807, interest income of $2,849,295 and $5,392,753, loss from the change in fair value of our warrant liability of $51,194 and $0 and a provision of income taxes of $279,939 and $751,028, respectively.

For the three and six months ended June 30, 2022, we had net income of $1,715,447 and $2,559,059, respectively. The net income consisted of formation and operating costs of $496,607 and $746,769, interest income of $319,331 and $343,161, and income from the change in fair value of our warrant liability of $1,892,723 and $2,962,667, respectively.

Since the consummation of our Initial Public Offering through June 30, 2023, our activity has been limited to the evaluation of potential initial Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

On July 2, 2021, we consummated our Initial Public Offering in which we sold 22,500,000 Units at a price of $10.00 per Unit generating gross proceeds of $225,000,000 before underwriting fees and expenses. Simultaneously with the consummation of our Initial Public Offering, we consummated the Private Placement of 625,000 Private Placement Units, generating gross proceeds, before expenses, of $6,250,000. Each Private Placement Unit consists of one Public Share and one fifth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Public Share at an exercise price of $11.50 per whole share.

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

On June 22, 2023, we instructed Continental to liquidate the investments held in the Trust Account as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds.

On March 25, 2022, the Sponsor executed the Promissory Note, representing a Working Capital Loan from the Sponsor to us, of up to $1,500,000. At June 30, 2023, there was $351,000 outstanding under the Promissory Note and $1,149,000 remains available to finance transaction costs in connection with the initial Business Combination.

As of June 30, 2023, we had a working capital deficit of approximately $(3,929,966), including approximately $961,107 in our operating bank account.

Our liquidity needs to date have been satisfied through (i) a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, (ii) an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on our behalf and (iii) the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of June 30, 2023 and December 31, 2022, there was  $351,000 and $206,000 outstanding under the Promissory Note, respectively.

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

Contractual Obligations

At June 30, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Critical Accounting Estimates

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

Liquidity and Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with ASC 205-40, we have until July 2, 2024 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If we do not complete our Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the common stock sold as part of the Units in the Initial Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to us to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Board of Directors, dissolve and liquidate, subject in each case to our obligations under the Delaware General Corporation Law to provide for claims of creditors and the requirements of other applicable law.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Initial Public Offering. In addition, if we fail to complete our Business Combination within the Combination Period, there will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 2, 2024. The amount of time remaining to finalize a Business Combination does raise substantial doubt in the Company as a going concern.

In addition, at June 30, 2023 and December 31, 2022, we had current liabilities of $212,021,136 and $2,110,888, respectively, and working capital (deficit) of $(3,929,966) and $(1,957,649), respectively. These amounts include accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after June 30, 2023 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide us with additional working capital via a Working Capital Loan.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Reports on Form 10-K for the years ended December 31, 2021 and 2022, as filed with the SEC on March 30, 2022 and March 31, 2023, respectively, (iii) Quarterly Reports on From 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022 and March 31, 2023, as filed with the SEC on May 16, 2022, July 27, 2022, November 14, 2022 and May 15, 2023, respectively and (iv) Proxy Statement on Schedule 14A, as filed with the SEC on May 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Coincheck and the Coincheck Business Combination, please see the Registration Statement on Form F-4 to be filed by PubCo (relating to the Coincheck Business Combination and containing a proxy statement of the Company) once filed.

There is substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations under applicable accounting standards, Management has determined that our possible need for additional financing to enable us to negotiate and complete our initial Business Combination, as well as the deadline by which we may be required to liquidate our Trust Account, raises substantial doubt about our ability to continue as a going concern through approximately one year from the date the unaudited condensed financial statements included in “Item 1. Financial Statements” were issued.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on June 22,2023, we instructed the trustee to liquidate the investments held in the Trust Account, as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our Public Stockholders would receive upon any redemption or our liquidation.

The funds in the Trust Account had, since our initial public offering, been held in Treasury obligations with a maturity of 185 days or less or in money market funds investing solely in Treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However on June 22, 2023, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the Treasury obligations or money market funds held in the Trust Account, as of July 1, 2023, and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or liquidation. Following such liquidation, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments; however, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. Consequently, the transfer of the funds in the Trust Account to an interest-bearing demand deposit account could reduce the dollar amount our Public Stockholders would receive upon any redemption or our liquidation.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On June 29, 2023, we issued an aggregate of 5,913,195 shares of Class A common stock to the Sponsor upon the conversion of an equal number of shares of Class B common stock held by the Sponsor as Founder Shares. The 5,913,195 shares of Class A common stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B common stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the Registration Statement. Following the Founder Share Conversion and Redemptions, there were 10,078,337 shares of Class A common stock issued and outstanding and one share of Class B Common Stock issued and outstanding. As a result of the Founder Share Conversion and the Redemptions, the Sponsor holds approximately 65.1% of the issued and outstanding Class A common stock.

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

On June 22, 2023, we instructed Continental to liquidate the investments held in the Trust Account as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 21, 2023, we held the 2023 Special Meeting at which our stockholders approved, among other things, the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, the holders of 20,135,697 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.28 per share, for an aggregate redemption amount of approximately $207.1 million.

The following table contains monthly information about the repurchases of our equity securities for the three months ended June 30, 2023:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 – April 30, 2023	—	—	—	—

May 1 – May 31, 2023	—	—	—	—

June 1 – June 30, 2023	20,135,697	$10.28	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Amendment to Business Combination Agreement, dated as of May 31, 2023, by and among, Company, PubCo, HoldCo, Merger Sub and Coincheck. (1)
3.1	Amendment to Amended and Restated Certificate of Incorporation. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on May 31, 2023.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on June 22, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

Date: August 18, 2023	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2023	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)