Form 10-Q
period 2023-09-30
Thunder Bridge Capital Partners IV, Inc.
filed 2023-11-14
CIK 1843993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 14, 2023, there were 10,078,337 shares of Class A common stock, par value $0.0001 per share (the “Class A common stock”), and one share of Class B common stock, par value $0.0001 per share (the “Class B common stock,” and together with the Class A common stock, the “common stock”), of the registrant issued and outstanding.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash	$203,512	$32,022
Prepaid expenses	27,751	121,217
Total current assets	231,263	153,239
Cash and marketable securities held in Trust Account	36,884,395	239,770,045
Total assets	$37,115,658	$239,923,284

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,588,823	$1,596,449
Income taxes payable	1,062,425	308,439
Excise taxes payable	2,070,896	-
Promissory note payable - related party, at fair value	-	206,000
Total current liabilities	4,722,144	2,110,888
Warrant liability	537,211	927,321
Deferred underwriting fee payable	8,278,474	8,278,474
Total liabilities	13,537,829	11,316,683

Commitments

Shares subject to possible redemption, 3,517,087 and 23,652,784 shares at redemption value at September 30, 2023 and December 31, 2022, respectively.	36,884,395	239,406,682

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 6,561,251 and 648,055 outstanding (excluding 3,517,087 and 23,652,784 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022, respectively	656	65
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1 and 5,913,196 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	591
Additional paid in capital	-	-
Accumulated deficit	(13,307,222)	(10,800,737)
Total stockholders’ equity (deficit)	(13,306,566)	(10,800,081)
Total liabilities and stockholders’ equity (deficit)	$37,115,658	$239,923,284

The accompanying notes are an integral part of these financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Formation costs and other operating expenses	$134,002	$317,869	849,809	$1,064,639
Loss from operations	(134,002)	(317,869)	(849,809)	(1,064,639)
Other income (loss):
Interest income	376,608	1,067,165	5,769,361	1,410,326
Change in fair value of warrant liability	390,110	776,632	390,110	3,739,299
Income (loss) before income taxes	632,716	1,525,928	5,309,662	4,084,986
Provision for income taxes	426,917	-	1,177,975	-
Net income	$205,799	$1,525,928	$4,131,687	$4,084,986
Weighted average shares outstanding Class A redeemable common stock	3,517,087	23,652,784	16,719,614	23,652,784
Basic and diluted net income per share, Class A redeemable common stock	$0.09	$0.05	$0.29	$0.15

Weighted average shares outstanding Class A and Class B non-redeemable common stock	$6,561,252	6,561,252	$6,561,252	6,561,252
Basic and diluted net income (loss) per share, Class A and Class B non-redeemable common stock	$(0.02)	$0.04	$(0.11)	$0.09

The accompanying notes are an integral part of these financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2021	648,055	$65	5,913,196	$591	$-	$(11,688,211)	$(11,687,555)
Common stock subject to redemption	-	-	-	-	-	(188,279)	(188,279)
Net Income	-	-	-	-	-	2,559,059	2,559,059
Balance – June 30, 2022	648,055	65	5,913,196	591	-	(9,317,431)	(9,316,775)
Common stock subject to redemption	-	-	-	-	-	(1,066,927)	(1,066,927)
Net Income	-	-	-	-	-	1,525,928	1,525,928
Balance – September 30, 2022	648,055	$65	5,913,196	$591	$-	$(8,858,430)	$(8,857,774)

Balance - December 31, 2022	648,055	$65	5,913,196	$591	$-	$(10,800,737)	$(10,800,081)
Conversion of Class B common stock to Class A common Stock	5,913,195	591	(5,913,195)	(591)	-	-	-
Common stock subject to redemption	20,135,697	2,014	-	-	207,087,549	-	207,089,563
Common stock redeemed	(20,135,697)	(2,014)	-	-	(207,087,549)	(4,190,672)	(211,280,235)
Excise tax imposed on common stock redemption	-	-	-	-	-	(2,070,896)	(2,070,896)

Net Income	-	-	-	-	-	3,925,888	3,925,888
Balance – June 30, 2023	6,561,251	656	1	-	-	(13,136,417)	(13,135,761)
Common stock subject to redemption	-	-	-	-	-	(376,604)	(376,604)
Net Income	-	-	-	-	-	205,799	205,799
Balance – September 30, 2023	6,561,251	$656	1	$-	$-	$(13,307,222)	$(13,306,566)

The accompanying notes are an integral part of these financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities:
Net income	$4,131,687	$4,084,986
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(5,769,361)	(1,255,206)
Change in fair value of warrant liability	(390,110)	(3,739,299)
Changes in operating assets and liabilities:
Prepaid expenses	93,466	131,648
Accounts payable and accrued expenses	(7,622)	128,103

Income taxes payable	753,986	-
Net cash used in operating activities	(1,187,954)	(649,768)

Cash flows from investing activities:
Proceeds from redemption of Trust Account	208,655,007	-
Net cash provided by investing activities	208,655,007	-

Cash flows from financing activities:
Redemption of common stock	(207,089,563)	-
Proceeds from promissory note payable - related party	388,000	206,000
Repayments of promissory note payable - related party	(594,000)	-
Net cash provided by financing activities	(207,295,563)	206,000
Net change in cash	171,490	(443,768)
Cash at the beginning of the period	32,022	559,285
Cash at the end of the period	$203,512	$115,517

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$423,989	$-
Supplemental disclosures of noncash investing and financing activities:
Excise tax liability accrued for common stock with redemptions	$2,070,896	$-

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

As of September 30, 2023, the Company had not yet commenced any operations. All activity for the period of January 7, 2021 (inception) through September 30, 2023 related to the Company’s formation, the initial public offering that was consummated by the Company on July 2, 2021 (the “Initial Public Offering”), and subsequent to the completion of the Initial Public Offering, identifying a target company for and consummating a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021, as amended (File No. 333-254359) was declared effective on June 29, 2021 (the “Registration Statement”). On July 2, 2021, the Company consummated the Initial Public Offering of 22,500,000 units (“Units” and, with respect to the (i) shares of Class A common stock included in the Units offered, the “Public Shares” and (ii) redeemable warrants included in the Units offered, the “Public Warrants”), generating gross proceeds of $225,000,000 (see Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 625,000 units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to TBCP IV, LLC (the “Sponsor”), generating gross proceeds of $6,250,000 (the “Private Placement”) (see Note 4). The Private Placement Units consist of one share of Class A common stock (the “Private Placement Shares”), and one-fifth of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “warrants”). Each whole Private Placement Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.

Following the closing of the Initial Public Offering on July 2, 2021, an amount of $225,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed in an U.S.-based trust account (“Trust Account”), which were initially invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on June 22, 2023 the Company instructed Continental Stock Transfer & Trust Company (“Continental”) to liquidate the investments held in the Trust Account, as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A, with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.

Transaction costs of the Initial Public Offering and the Private Placement amounted to $12,793,700 consisting of $4,500,000 of underwriting fees, $8,278,474 of deferred underwriting fees (see Note 6) and $418,700 of other costs.

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

The Company’s executive officers and directors (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The rules of the Nasdaq Stock Market LLC (“Nasdaq”) provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company completed its Initial Public Offering, at which time, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Additionally, the Sponsor executed the Promissory Note (as defined in Note 5) to loan the Company up to $1,500,000. Through September 30, 2023, the Company has borrowed $594,000 and repaid the total advanced so that the balance at September 30, 2023 is $0 under the Promissory Note and $906,000 remains available to finance transaction costs in connection with the initial Business Combination.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Extension of the Combination Period

The Company initially had until July 2, 2023, 24 months from the closing of the Initial Public Offering, to consummate its initial Business Combination (the “Combination Period”). On June 21, 2023, the Company held  a special meeting of its stockholders in lieu of an annual meeting of stockholders (the “2023 Special Meeting”) at which its stockholders approved, among other things, an amendment to the Amended and Restated Certificate of Incorporation to (i) extend the Combination Period to July 2, 2024 (or such earlier date as determined by the Company’s board of directors (the “Board of Directors”)) (the “Extension Amendment Proposal”) and (ii) provide for the right of a holder of shares of Class B common stock to convert such shares into shares of Class A common stock on a one-for-one basis prior to the closing of a Business Combination (the “Founder Share Amendment Proposal” and together with the Extension Amendment Proposal, the “Charter Amendment Proposals”). In connection with the vote to approve the Charter Amendment Proposals, the holders of 20,135,697 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.28 per share (the “Redemptions”), for an aggregate redemption amount of approximately $207.1 million. The Redemptions were effected on July 3, 2023. As a result of the Founder Share Conversion (as defined in Note 5) and the Redemptions, as of September 30. 2023, there were 10,078,337 shares of Class A common stock issued and outstanding.

If the Company has not completed a Business Combination by the end of the Combination Period, pursuant to the Amended and Restated Certificate of Incorporation, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board of Directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under the Delaware General Corporation Law (the “DGCL”) to provide for claims of creditors and the requirements of applicable law. The underwriters of the Initial Public Offering have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the stockholders’ vote at the 2023 Special Meeting, Public Stockholders exercised their right to redeem 20,135,697 shares of common stock for a total of $207,089,563. The Excise Tax should be recognized in the period incurred, that is when the repurchase occurs. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, that occurs within a tax year should be recorded in the period of such stock issuance or event giving rise to an exception. As of September 30, 2023, the Company recorded $2,070,896 of Excise Tax liability calculated as 1% of shares redeemed on July 3, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Liquidity and Going Concern Consideration

As of September 30, 2023, the Company had a working capital deficit of approximately $4,490,881, which represents the aggregate amount of accrued income taxes, Excise Tax, and other accrued liabilities of $4,722,144 in excess of the Company’s cash of $203,512 and prepaid expenses.

The Company’s liquidity needs to date have been satisfied through (i) a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, (ii) an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on behalf of the Company and (iii) the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of September 30, 2023 and December 31, 2022, there was $0 and $206,000, respectively, outstanding under the Promissory Note (see Note 5).

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

In connection with the vote to approve the Charter Amendment Proposals and the Redemptions, the Company received $988,100 from Continental, the trustee of the Trust Account, from the excess interest in the Trust Account, pursuant to the Company’s letter of instructions requesting a withdrawal sufficient to meet any potential estimated tax obligations. The Company anticipates continuing to make payments on its operating expenses, including taxes as they become due and payable through a combination of cash held on the balance sheet and advances from the Working Capital Loans (as defined in Note 5). The Company estimates as of September 30, 2023, income taxes payable of $1,062,425. As of September 30, 2023, the Company’s cash balances are insufficient to pay its estimated income tax obligation. The Sponsor has advised the Company that it is prepared to honor advances to meet the Company’s income tax obligations, less any cash held on the Company’s balance sheet, as they become due.

In the third quarter of 2023, the Company made payments for operating expenses, including taxes, as well as other expenses and obligations, including repayment of advances made on the Promissory Note.

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

The Company had $203,512 and $32,022 in cash and no cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

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

Cash Held in Trust Account

At December 31, 2022, the assets held in the Trust Account were invested in a money market fund.

On June 22, 2023, the Company instructed Continental to liquidate the investments held in the Trust Account as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of the Company’s Business Combination or liquidation. As a result, at September 30, 2023, the assets held in the Trust Account were invested in an interest-bearing demand deposit account at a bank.

Shares Subject to Possible Redemption

All of the Class A common stock sold as part of the Units in the Initial Public Offering contain a redemption feature that allows for the redemption of such shares (i) in connection with the Company’s liquidation, (ii) if there is a shareholder vote or tender offer in connection with the Business Combination and (iii) in connection with certain amendments to the Amended and Restated Certificate of Incorporation. In accordance with ASC 480, conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, such shares are classified as stockholders’ equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of September 30, 2023 and December 31, 2022, 3,517,097 and 23,652,784 shares of Class A common stock, respectively, representing the Public Shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the accompanying condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of common stock are affected by charges against shares of common stock and accumulated deficit.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Net Income (Loss) Per Share of Common Stock

The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, the (i) Class A common stock subject to possible redemption and non-redeemable Class A common stock and (ii) Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding during the period.

The calculation of diluted net income (loss) per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Private Placement Warrants in the Private Placement, because the exercise of the warrants is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net income (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income	$205,799	$1,525,928	$4,131,687	$4,084,986
Accretion of redeemable common stock to redemption amount	(376,604)	(188,279)	(4,567,276)	(1,255,206)
Excise taxes on stock redemption	-	-	(2,070,896)	-
Net income (loss) including accretion of temporary equity to redemption value and excise taxes on stock redemption	$(170,805)	$1,337,649	$(2,506,485)	$2,829,780

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023		2022		2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss) including accretion of temporary equity to redemption value	$(59,607)	$(111,198)	$1,047,166	$290,483	$(1,800,082)	$(706,403)	$2,215,268	$614,512
Accretion of redeemable common stock to redemption value	376,604	-	188,279	-	4,567,276	-	1,255,206	-
Excise taxes on stock redemption	-	-	-	-	2,070,896	-	-	-
Net income (loss)	$316,997	$(111,198)	$1,235,445	$290,483	$4,838,090	$(706,403)	$3,470,474	$614,512
Denominator:
Basic and diluted weighted average common shares outstanding	3,517,087	6,561,252	23,652,784	6,561,252	16,179,614	6,561,252	23,652,784	6,561,252
Basic and diluted net income (loss) per share	$0.09	$(0.02)	$0.05	$0.04	$0.29	$(0.11)	$0.15	$0.09

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of September 30, 2023 through the date the accompanying unaudited condensed financial statements were issued. Based upon the review, Management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements, except as follows:

On October 24, 2023, the Company received a letter (the “Total Shareholders Notice”) from the Listing Qualifications Department of Nasdaq notifying the Company that it is not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Total Shareholders Notice stated that the Company has until December 8, 2023 to provide Nasdaq with a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Total Shareholders Notice to evidence compliance. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.

The Total Shareholders Notice has no immediate effect on the listing of the Company’s securities, and the Company’s securities continue to trade on the Nasdaq Global Market.

The Company intends to provide Nasdaq, on or prior to December 8, 2023, with the Company’s plan to meet the requirements under Nasdaq Listing Rule 5450(a)(2), and will evaluate available options to regain compliance. However, there can be no assurance that the Company will be able to regain compliance under Nasdaq Listing Rule 5450(a)(2), or will otherwise be in compliance with other Nasdaq listing criteria.

On October 26, 2023, the Company filed a Current Report on Form 8-K to disclose its receipt of the Total Shareholders Notice in accordance with Nasdaq Listing Rule 5810(b).

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. INITIAL PUBLIC OFFERING

On July 2, 2021, the Company consummated its Initial Public Offering of 22,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one-fifth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

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

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On February 8, 2021, the Company issued an aggregate of 6,468,750 shares of Class B common stock (the “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,152,784 Over-Allotment Units. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option on August 9, 2021, 555,554 shares of Class B common stock were forfeited by the Sponsor for no consideration.

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

On June 29, 2023, following the approval of the Founder Share Amendment Proposal by the Company’s stockholders at the 2023 Special Meeting, the Company issued an aggregate of 5,913,195 shares of Class A common stock to the Sponsor upon the conversion of an equal number of shares of Class B common stock held by the Sponsor as Founder Shares (the “Founder Share Conversion”). The 5,913,195 shares of Class A common stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B common stock before the Founder Share Conversion, as described above. As a result of the Founder Share Conversion and the Redemptions, the Sponsor holds approximately 65.1% of the issued and outstanding shares of Class A common stock.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 25, 2022, the Company executed a promissory note, representing a Working Capital Loan from the Sponsor, for the Sponsor to loan funds to the Company up to $1,500,000 (the “Promissory Note”). At September 30, 2023 and December 31, 2022 there was $0 and $206,000 outstanding under the Promissory Note, respectively. Through September 30, 2023, the Company had borrowed $594,000 and repaid the total advanced so that $906,000 remains available to finance transaction costs in connection with the initial Business Combination.

The fair value of the Promissory Note as of September 30, 2023 and December 31, 2022 was $0 and $206,000, respectively, with changes in fair value recorded to the accompanying unaudited condensed statements of operations. For the three and nine months ended September 30, 2023, there were no changes in fair value recorded to the accompanying unaudited condensed statements of operations.

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company had incurred $30,000 and $90,000 for the three and nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company has an unpaid balance of $70,000 due to such affiliate of the Sponsor under the Administrative Support Agreement.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of its Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Business Combination. The Company had incurred $60,000 and $180,000 for the three and nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the Company has an unpaid balance of $130,000 to such affiliate of its Chief Executive Officer under the Advisory Agreement.

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

At September 30, 2023, there were 4,730,557 whole Public Warrants outstanding with a fair value of $520,361 and 129,611 Private Placement Warrants outstanding with a fair value of $16,850. At December 31, 2022, there were 4,730,557 whole Public Warrants outstanding with a fair value of $898,806 and 129,611 Private Placement Warrants outstanding with a fair value of $28,514.

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

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Class A common stock are entitled to one vote for each share. At December 31, 2022, there were 648,055 shares of Class A common stock issued and outstanding (excluding 23,652,784 Class A shares subject to possible redemption). In connection with the 2023 Special Meeting and the vote to approve the Charter Amendment Proposals, holders of 20,135,697 shares of Class A common stock elected to redeem their shares from the Trust Account for approximately $10.28 per share, or an aggregate of approximately $207.1 million. These shares were subsequently redeemed on July 3, 2023. As a result of the Founder Share Conversion and the Redemptions, as of September 30. 2023, there were 6,561,251 shares of Class A common stock issued and outstanding (excluding 3,517,087 Class A shares subject to possible redemption).

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Class B Common Stock

The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Class B common stock are entitled to one vote for each share. At December 31, 2022, there were 5,913,196 shares of Class B common stock issued and outstanding. On June 29, 2023, following the approval of the Founder Share Amendment Proposal by the Company’s stockholders at the 2023 Special Meeting, the Company issued an aggregate of 5,913,195 shares of Class A common stock to the Sponsor upon the conversion of an equal number of shares of Class B common stock held by the Sponsor as Founder Shares. The 5,913,195 shares of Class A common stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B common stock before the Founder Share Conversion (see Note 5). Following the Founder Share Conversion and the Redemptions, at September 30, 2023, there were 10,078,337 shares of Class A common stock issued and outstanding and one share of Class B Common Stock issued and outstanding and the Sponsor holds approximately 65.1% of the issued and outstanding shares of Class A common stock.

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

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2023	2022
Assets:
Cash and marketable securities held in Trust Account	1	$36,884,395	$239,770,045

Liabilities:
Public Warrants	1	$520,361	$898,806
Private Placement Warrants	2	16,850	28,514
Promissory Note payable – related party, at fair value	3	0	206,000

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

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2023 and December 31, 2022, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “THCPW”. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is classified as Level 2, due to the use of observable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at the subsequent measurement date:

Input	September 30, 2023
Risk-free interest rate	4.60%
Expected term (years)	5
Expected term to consummate the Business Combination (years)	0.25
Expected Volatility	25.70%
Exercise Price	11.50
Stock price	10.25

As of September 30, 2023, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $927,000.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the changes in the fair value of warrant liabilities:

	Private
	Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2022	$28,515	$898,806	$927,321
Change in valuation inputs and other assumptions	(11,665)	(378,445)	(390,110)
Fair value as of September 30, 2023	$16,850	$520,361	$537,211

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

If the Coincheck Business Combination Agreement is approved by the Company’s stockholders, and the transactions contemplated by the Coincheck Business Combination Agreement are consummated, (i) Coincheck equityholders will conduct a share exchange pursuant to which they will receive shares of PubCo and Coincheck will become a wholly owned subsidiary of PubCo and (ii) the Company will merge with and into a wholly owned subsidiary of PubCo, with the Company continuing as the surviving corporation and a wholly owned subsidiary of PubCo, with Company stockholders and warrantholders receiving identical numbers of securities of PubCo (collectively, the “Coincheck Business Combination”).

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

The foregoing description of the Coincheck Business Combination Agreement is subject to and qualified in its entirety by reference to the full text of the (i) Coincheck Business Combination Agreement, a copy of which was filed with the Company’s Current Report on Form 8-K filed with the SEC on March 22, 2023, and (ii) amendment to the Coincheck Business Combination Agreement, a copy of which was filed with the Company’s Current Report on Form 8-K filed with the SEC on May 31, 2023 (the “May 2023 8-K”). Other than as specifically discussed, this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (the “Report”) does not give effect to the proposed Coincheck Business Combination.

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

As indicated in the unaudited condensed financial statements and the notes thereto included in “Item 1. Financial Statements”, we had $203,512 held outside of the Trust Account that is available to us to fund our working capital requirements and $36,884,395 held inside the Trust Account as of September 30, 2023.

Recent Developments

On October 24, 2023, we received the Total Shareholders Notice from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires us to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Total Shareholders Notice stated that we have until December 8, 2023 to provide Nasdaq with a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Total Shareholders Notice to evidence compliance. If Nasdaq does not accept our plan, we will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.

The Total Shareholders Notice has no immediate effect on the listing of our securities, and our securities continue to trade on the Nasdaq Global Market.

We intend to provide Nasdaq, on or prior to December 8, 2023, with our plan to meet the requirements under Nasdaq Listing Rule 5450(a)(2), and will evaluate available options to regain compliance. However, there can be no assurance that we will be able to regain compliance under Nasdaq Listing Rule 5450(a)(2), or will otherwise be in compliance with other Nasdaq listing criteria.

On October 26, 2023, we filed a Current Report on Form 8-K to disclose its receipt of the Total Shareholders Notice in accordance with Nasdaq Listing Rule 5810(b).

Coincheck Business Combination

On March 22, 2022, we entered into the Coincheck Business Combination Agreement, which was amended on May 31, 2023. If the Coincheck Business Combination Agreement is approved by our stockholders, and the Coincheck Business Combination is consummated, (i) Coincheck equityholders will conduct a share exchange pursuant to which they will receive shares of PubCo and Coincheck will become a wholly owned subsidiary of PubCo and (ii) we will merge with and into a wholly owned subsidiary of PubCo, with our Company continuing as the surviving corporation and a wholly owned subsidiary of PubCo, with our stockholders and warrantholders receiving identical numbers of securities of PubCo.

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

Extension of Our Combination Period and Founder Share Conversion

We initially had until July 2, 2023, 24 months from the closing of the Initial Public Offering, to consummate our initial Business Combination. On June 21, 2023, we held the 2023 Special Meeting, at which our stockholders approved, among other things, the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, the holders of 20,135,697 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.28 per share, for an aggregate redemption amount of approximately $207.1 million. The Redemptions were effected on July 3, 2023.

On June 29, 2023, following the approval of the Founder Share Amendment Proposal by our stockholders at the 2023 Special Meeting, we issued an aggregate of 5,913,195 shares of Class A common stock to the Sponsor upon the conversion of an equal number of shares of Class B common stock held by the Sponsor as Founder Shares. The 5,913,195 shares of Class A common stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B common stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the Registration Statement. As a result of the Founder Share Conversion and the Redemptions, as of September 30. 2023, there were 10,078,337 shares of Class A common stock issued and outstanding and one share of Class B common stock issued and outstanding and the Sponsor holds approximately 65.1% of the issued and outstanding shares of Class A common stock.

Results of Operations

For the three and nine months ended September 30, 2023, we had net income of $205,799 and $4,131,687, respectively. The net income consisted of formation and operating costs of $134,002 and $849,809, interest income of 376,608 and $5,769,361, loss from the change in fair value of our warrant liability of $390,110 and $390,110 and a provision of income taxes of $426,917 and $1,177,975, respectively.

For the three and nine months ended September 30, 2022, we had net income of $1,525,928 and $4,084,986, respectively. The net income consisted of formation and operating costs of $317,869 and $1,064,639, interest income of $1,067,165 and $1,410,326, and income from the change in fair value of our warrant liability of $776,632 and $3,739,299, respectively.

Since the consummation of our Initial Public Offering through September 30, 2023, our activity has been limited to the evaluation of potential initial Business Combination candidates and consummating the initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

Prior to the consummation of our Initial Public Offering, our only sources of liquidity were an initial purchase of Founder Shares for $25,000 by the Sponsor, and a total of $105,000 of loans and advances by the Sponsor.

On July 2, 2021, we consummated our Initial Public Offering in which we sold 22,500,000 Units at a price of $10.00 per Unit generating gross proceeds of $225,000,000 before underwriting fees and expenses. Simultaneously with the consummation of our Initial Public Offering, we consummated the Private Placement of 625,000 Private Placement Units, generating gross proceeds, before expenses, of $6,250,000. Each Private Placement Unit consists of one Public Share and one-fifth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Public Share at an exercise price of $11.50 per whole share.

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

On June 22, 2023, we instructed Continental to liquidate the investments held in the Trust Account as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, at September 30, 2023, the assets held in the Trust Account were invested in an interest-bearing demand deposit account at a bank.

On March 25, 2022, the Sponsor executed the Promissory Note, representing a Working Capital Loan from the Sponsor to us, of up to $1,500,000. At September 30, 2023 and December 31, 2022, there was $0 and $206,000 outstanding under the Promissory Note, respectively, and $906,000 and $1,149,000 remained available to finance transaction costs in connection with the initial Business Combination. Through September 30, 2023, we had borrowed $594,000 and repaid the total advanced.

As of September 30, 2023, we had a working capital deficit of approximately $4,490,881, including approximately $203,512 in our operating bank account.

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

Contractual Obligations

At September 30, 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

In addition, at September 30, 2023 and December 31, 2022, we had current liabilities of $4,722,144 and $2,110,888, respectively, and working capital (deficit) of $(4,490,881) and $(1,957,649), respectively. These amounts include accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after September 30, 2023 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide us with additional working capital via a Working Capital Loan.

In connection with the vote to approve the Charter Amendment Proposals and the Redemptions, we received $988,100 from Continental, the Trustee of the Trust Account, from the excess interest in the Trust Account, pursuant to our letter of instructions requesting a withdrawal sufficient to meet any potential estimated tax obligations. We anticipate continuing to make payments on our operating expenses, including taxes as they become due and payable through a combination of cash held on the balance sheet and advances from the Working Capital Loans. We estimate as of September 30, 2023, income taxes payable of $1,062,425. As of September 30, 2023, our cash balances are insufficient to pay our estimated income tax obligation. The Sponsor has advised us that it is prepared to honor advances to meet our income tax obligations, less any cash held on our balance sheet, as they become due.

In the third quarter of 2023, we made payments for operating expenses, including taxes, as well as other expenses and obligations, including repayment of advances made on the Promissory Note.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period. which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, other than as set forth below, there have been no material changes with respect to those risk factors previously disclosed in our (i) Registration Statement, (ii) Annual Reports on Form 10-K for the years ended December 31, 2021 and 2022, as filed with the SEC on March 30, 2022 and March 31, 2023, respectively, (iii) Quarterly Reports on From 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023 and June 30, 2023, as filed with the SEC on May 16, 2022, July 27, 2022, November 14, 2022, May 15, 2023 and August 18, 2023, respectively, and (iv) Proxy Statement on Schedule 14A, as filed with the SEC on May 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Coincheck and the Coincheck Business Combination, please see the Registration Statement on Form F-4 to be filed by PubCo (relating to the Coincheck Business Combination and containing a proxy statement of the Company) once filed.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms or at all.

We have received the Total Shareholders Notice advising from Nasdaq that we have fallen below the 400 total holders minimum for continued listing on the Nasdaq Global Market. If we cannot regain compliance, our securities could be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

On October 24, 2023, we received the Total Shareholders Notice from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires us to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Total Shareholders Notice stated that we have until December 8, 2023 to provide Nasdaq with a plan to regain compliance. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Total Shareholders Notice to evidence compliance. If Nasdaq does not accept our plan, we will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.

We intend to provide Nasdaq, on or prior to December 8, 2023, with our plan to meet the requirements under Nasdaq Listing Rule 5450(a)(2), and will evaluate available options to regain compliance. However, there can be no assurance that we will be able to regain compliance under Nasdaq Listing Rule 5450(a)(2), or will otherwise be in compliance with other Nasdaq listing criteria.

If Nasdaq were to delist our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage;

●	a decreased ability to issue additional securities or obtain additional financing in the future; and

●	being subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

On June 22, 2023, we instructed Continental to liquidate the investments held in the Trust Account as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, at September 30, 2023, the assets held in the Trust Account were invested in an interest-bearing demand deposit account at a bank.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

Date: November 14, 2023	/s/ Gary Simanson
	Name:	Gary Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	/s/ William Houlihan
	Name:	William Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)