Form 10-K
period 2023-12-31
Thunder Bridge Capital Partners IV, Inc.
filed 2024-04-01
CIK 1843993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-40555

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-1826129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9912 Georgetown Pike Suite D203 Great Falls, Virginia	22066
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 431-0507

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-fifth of one redeemable warrant	THCPU	The Nasdaq Stock Market LLC

Class A Common Stock, par value $0.0001 per share	THCP	The Nasdaq Stock Market LLC

Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock for $11.50 per share	THCPW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ ☐ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the outstanding shares of the registrant’s Class A Common Stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Common Stock on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Stock Market LLC, was $239,266,174.00.

As of April 1, 2024, there were 10,078,337 shares of Class A Common Stock, par value $0.0001 per share and one share of Class B Common Stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial Business Combination, including the Coincheck Business Combination (as defined below);

●	our expectations around the performance of the prospective target business or businesses, such as Coincheck (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination, as a result of which they would then receive expense reimbursements;

●	the ability of our officers and directors to generate additional potential acquisition opportunities, if needed;

●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Sponsor (as defined below), certain members of our team as well as institutional and professional accredited investors pursuant to forward purchase arrangements;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	the impact on the amount held in the Trust Account, our capitalization, principal stockholders and other impacts on our Company (as defined below) or Management Team should we seek to further extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” below.

Additionally, on January 24, 2024, the SEC (as defined below) adopted the 2024 SPAC Rules (as defined below), which will become effective on July 1, 2024, that will affect SPAC (as defined below) Business Combination transactions. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2021 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022;

●	“2022 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 30, 2023;

●	“2023 Redemptions” are to the 20,135,697 shares of Class A Common Stock whose holders properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.28 per share in connection with the approval of the Charter Amendment Proposals (as defined below);

●	“2023 Special Meeting” are to our special meeting of stockholders in lieu of an annual meeting of stockholders held on June 21, 2023;

●	“2024 Promissory Note” are to the promissory note we issued to the Sponsor on March 28, 2024 in the principal amount of up to $1,000,000;

●	“2024 SPAC Rules” are to the new rules and regulations for SPACs adopted by the SEC on January 24, 2024, which will become effective on July 1, 2024;

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 29, 2021, we entered into with First Capital Group, LLC, an affiliate of our Sponsor, for office space, administrative and support services;

●	“Advisory Agreement” are to the Advisory Agreement, dated June 29, 2021, we entered into with an affiliate of our Chief Executive Officer, for advisory services relating to our search for and consummation of an initial Business Combination;

●	“Amended and Restated Charter” are to our Amended and Restated Certificate of Incorporation, as amended and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Audit Committee” are to the audit committee of the Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Charter Amendment Proposals” are to the Extension Amendment Proposal (as defined below) and the Founder Share Amendment Proposal (as defined below), together;

●	“Class A Common Stock” are to the shares of our Class A common stock, par value $0.0001 per share;
●	“Class B Common Stock” are to the shares of our Class B common stock, par value $0.0001 per share;

●	“Coincheck” are to Coincheck, Inc., a Japanese joint stock company;

●	“Coincheck Business Combination” are to the transactions and agreements contemplated by the Coincheck Business Combination Agreement (as defined below);

●	“Coincheck Business Combination Agreement” are to the Business Combination Agreement, dated as of March 22, 2022 by and among the Company (as defined below), PubCo (as defined below), HoldCo (as defined below), Merger Sub (as defined below), and Coincheck, as amended by the Coincheck Business Combination Agreement Amendment (as defined below);

●	“Coincheck Business Combination Agreement Amendment” are to the Amendment to Business Combination Agreement, dated as of May 31, 2023, by and among the Company, PubCo, HoldCo, Merger Sub, and Coincheck;

●	“Coincheck Registration Statement” are to a registration statement on Form F-4 to be filed with the SEC by PubCo, relating to the Coincheck Business Combination and containing a proxy statement of our Company;

●	“Combination Period” are to the 36-month period, from the closing of the Initial Public Offering (as defined below) to July 2, 2024 (or such earlier date as determined by the Board), as extended upon the approval of the Extension Amendment Proposal at the 2023 Special Meeting, that we have to consummate an initial Business Combination; provided that the Combination Period may be further extended pursuant to an amendment to the Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;

●	“Common Stock” are to our Class A Common Stock and our Class B Common Stock, together;

●	“Company”, “our”, “we” or “us” are to Thunder Bridge Capital Partners IV, Inc., a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“Extension Amendment Proposal” are to the proposal at the 2023 Special Meeting to extend the Combination Period to July 2, 2024 (or such earlier date as determined by the Board);

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Share Amendment Proposal” are to the proposal at the 2023 Special Meeting to provide for the right of a holder of shares of Class B Common Stock to convert such shares into shares of Class A Common Stock on a one-for-one basis prior to the closing of a Business Combination;

●	“Founder Share Conversion” are to the 5,913,195 shares of Class A Common Stock issued on June 29, 2023, following the approval of the Founder Share Amendment Proposal by our stockholders at the 2023 Special Meeting, to the Sponsor upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor as Founder Shares;

●	“Founder Shares” are to the shares of Class B Common Stock initially purchased by our Sponsor in the Private Placement (as defined below) and share capitalization prior to our Initial Public Offering and the shares of Class A Common Stock that (i) will be issued upon the automatic conversion of the Class B Common Stock at the time of our initial Business Combination as described herein (for the avoidance of doubt, such Class A Common Stock will not be “Public Shares” (as defined below)) and (ii) were issued in connection with the Founder Share Conversion upon the conversion of an equal number of shares of Class B Common Stock;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“GT” are to Grant Thornton LLP, our independent registered public accounting firm;

●	“HoldCo” are to M1 Co G.K., a Japanese limited liability company (godo kaisha);

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 2, 2021;

●	“Initial Stockholders” are to holders of our Founder Shares prior to our Initial Public Offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 7, 2021;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on March 16, 2021, as amended, and declared effective on June 29, 2021 (File No. 333-254359);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“JSOV” are to JAM Special Opportunity Ventures, our special advisor, an affiliate of Jacobs Asset Management;

●	“Letter Agreement” are to the Letter Agreement, dated June 29, 2021, we entered into with our officers, directors and Sponsor;

v

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Merger Sub” are to Coincheck Merger Sub, Inc., a Delaware corporation;

●	“Nasdaq” are to the Nasdaq Stock Market LLC;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Placement Shares” are to the shares of our Class A Common Stock included within the Placement Units (as defined below) purchased by our Sponsor in the Private Placement;

●	“Placement Units” are to the units purchased by our Sponsor in the Private Placement, each Placement Unit consisting of one Placement Share and one-fifth of one Placement Warrant (as defined below);

●	“Placement Warrants” are to the warrants included within the Placement Units purchased by our Sponsor in the Private Placement;

●	“Private Placement” are to the private placement of 648,055 Placement Units to our Sponsor at a price of $10.00 per unit, which occurred simultaneously with the completion of our Initial Public Offering;

●	“PubCo” are to Coincheck Group B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid);

●	“Public Shares” are to the shares of Class A Common Stock sold as part of the Units (as define below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Stockholders” are to the holders of our Public Shares, including our Initial Stockholders and Management Team to the extent our Initial Stockholders and/or the members of our Management Team purchase Public Shares, provided that each Initial Stockholder’s and member of our Management Team’s status as a “Public Stockholder” will only exist with respect to such Public Shares;

●	“Public Warrants” are to the warrants sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 29, 2021, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2023;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Sponsor” are to TBCP IV, LLC, a Delaware limited liability company;

●	“Total Stockholders Notice” are to the letter we received on October 24, 2023 from the Listing Qualifications Department of Nasdaq notifying us that we are not in compliance with the Total Stockholders Rule (as defined below);

●	“Total Stockholders Rule” are to Nasdaq Listing Rule 5450(a)(2), which requires us to maintain at least 400 total holders for continued listing on the Nasdaq Global Market;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 29, 2021, which we entered into with Continental, as trustee of the Trust Account;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $236,527,840 from the net proceeds of the sale of the Units in the Initial Public Offering and the Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-fifth of one Public Warrant;

●	“Warrants” are to the Placement Warrants and the Public Warrants, together;

●	“WCL Promissory Note” are to the promissory note we issued to the Sponsor on March 25, 2022 with respect to the Working Capital Loan (as defined below) the Sponsor made to us of up to $1,500,000; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I

Item 1. Business

General

We are a blank check company incorporated as a Delaware corporation on January 7, 2021, for the purpose of effecting a Business Combination. We have generated no operating revenues to date and will not generate operating revenues until we consummate our initial Business Combination.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Initial Public Offering

On July 2, 2021, we consummated our Initial Public Offering of 22,500,000 Units. Each Unit consists of one Public Share and one-fifth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at $11.50 per whole share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $225,000,000. Simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 625,000 Placement Units at $10.00 per unit, generating gross proceeds of $6,250,000, in the Private Placement.

A total of $225,000,000 of the net proceeds from our Initial Public Offering and the Private Placement were deposited in the Trust Account maintained by Continental, acting as trustee.

On August 9, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 1,152,784 Units, generating gross proceeds of $11,527,840 and consummated a sale of an additional 23,055 Placement Units to the Sponsor at a price of $10.00 per Placement Unit, generating gross proceeds of $230,550. Following the closing, an additional $11,527,840 of proceeds was placed in the Trust Account. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option, 555,554 shares of Class B Common Stock were forfeited for no consideration.

The Coincheck Business Combination

On March 22, 2022, we entered into the Coincheck Business Combination Agreement, by and among our Company, PubCo, HoldCo, Merger Sub and Coincheck, as amended on May 31, 2022 by the Coincheck Business Combination Agreement Amendment. The Coincheck Business Combination Agreement was unanimously approved by our Board of Directors. If the Business Combination Agreement is approved our stockholders, and the Coincheck Business Combination is consummated, Merger Sub, a wholly owned subsidiary of PubCo, will merge with and into our Company, with our Company continuing as the surviving corporation and a wholly-owned subsidiary of PubCo. Capitalized terms not defined but otherwise used in the following description have the meanings ascribed to them in the Coincheck Business Combination Agreement.

Prior to the closing of the Coincheck Business Combination (the “Closing”), Monex Group, Inc., a Japanese joint stock company (“Monex”), the sole shareholder of both PubCo and HoldCo, will cause PubCo and HoldCo to undergo a restructuring resulting in HoldCo holding 147,587,616 ordinary shares in the share capital of PubCo (“PubCo Ordinary Shares”) and then becoming PubCo’s direct, wholly owned subsidiary (the “PubCo Restructuring”).

Thereafter, Coincheck will, and PubCo will cause HoldCo to, implement a share exchange (kabushiki koukan), pursuant to which the ordinary share of Coincheck outstanding immediately prior to 12:01 a.m. Japan Time on the Closing date will be exchanged (the “Share Exchange”) for PubCo Ordinary Shares, causing Coincheck to become a direct, wholly owned subsidiary of HoldCo. Immediately following the Share Exchange, PubCo will (a) convert its legal form, without ceasing to exist, from a private company with limited liability (besloten vennootschap met beperkte aansprakelijkheid) to a public limited liability company (naamloze vennootschap) and (b) amend and restate its governing documents, which, as so amended and restated, will be the governing documents of PubCo until thereafter amended in accordance with the terms thereof and applicable law (the “PubCo Reorganization”).

Prior to the Closing, the PubCo shareholders (the “Coincheck Shareholders”) will collectively deliver 25,000,000 shares of PubCo to an escrow agent (the “Escrowed Coincheck Shareholder Earn Out Shares”). The Escrowed Coincheck Shareholder Earn Out Shares will be released to the Coincheck Shareholders if the closing market price of PubCo Ordinary Shares is at or above $12.50 for 20 out of 30 consecutive trading days following the Closing. An additional 25,000,000 shares of PubCo (together with the Escrowed Company Shareholder Earn Out Shares, the “Coincheck Shareholder Earn Out Shares”) will be issued to the Coincheck Shareholders if the closing market price of PubCo Ordinary Shares is at or above $15.00 for 20 out of 30 consecutive trading days following the Closing. In the event such milestones are not met within five years of the Closing, the Escrowed Coincheck Shareholder Earn Out Shares will be automatically released to PubCo for repurchase for no consideration. In addition, at the Closing, the Sponsor will deliver to the escrow agent an aggregate of 2,365,278 PubCo Ordinary Shares that the Sponsor would otherwise receive as consideration in the Coincheck Business Combination (the “Sponsor Earn Out Shares”). The Sponsor Earn Out Shares will be subject to the same milestones as the Coincheck Shareholder Earn Out Shares. In the event such milestones are not met within five years of the Closing, the Sponsor Earn Out Shares will be automatically released to PubCo for repurchase for no consideration.

In connection with the Closing, (i) each share of our Common Stock that is held by the Sponsor will be converted into one PubCo Ordinary Share and (ii) each share of our Common Stock that is outstanding and has not been redeemed will be converted into a one PubCo Ordinary Share.

Each our outstanding Warrants will become a warrant to purchase PubCo Ordinary Shares, with each such warrant exercisable for the number of PubCo Ordinary Shares the holder of the Warrants would have received in the Coincheck Business Combination if it exercised the Warrant immediately prior to the Coincheck Business Combination.

Conditions to Closing

The Closing is subject to certain customary conditions, including, among other things, (i) approval by our stockholders of the Coincheck Business Combination Agreement, (ii) the effectiveness of the Coincheck Registration Statement and (iii) the approval for listing on Nasdaq of the PubCo Ordinary Shares to be issued in the Coincheck Business Combination. In addition, the Closing is subject to the condition that we have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) under the Exchange Act). Coincheck’s obligations under the Coincheck Business Combination Agreement are also subject to a minimum cash consideration at Closing, after giving effect to any outside financing and redemptions of our stockholders of $100,000,000.

Representations, Warranties and Covenants

The parties to the Coincheck Business Combination Agreement have made representations, warranties and covenants that are customary for transactions of this nature.

Termination

The Coincheck Business Combination Agreement may be terminated by either us or Coincheck under certain circumstances, including, among others, (i) by written consent of both us and Coincheck, (ii) by either Coincheck or us if the Closing has not occurred on or July 2, 2024 (as extended by the Coincheck Business Combination Amendment), (iii) by either Coincheck or us if the other party has materially breached their respective representations or covenants under the Coincheck Business Combination Agreement and has not timely cured such breach, (iv) by either Coincheck or us if the Coincheck Business Combination is permanently enjoined, prohibited or prevented by the terms of a final, non-appealable governmental order, (v) by Coincheck if we have held a stockholder meeting to approve the Coincheck Business Combination and approval of the Coincheck Business Combination has not been obtained by the requisite number of our stockholders, (vi) by either Coincheck or us if the Closing has not occurred on or before the ninetieth (90th) day after the date on which the Coincheck Registration Statement has been declared effective, (vii) by either Coincheck or us if at any time prior to Closing, our Public Share or Public Warrants are delisted on the Nasdaq Global Market, subject to an available cure period.

Coincheck Business Combination Agreement Amendment

On May 31, 2023, the parties to the Coincheck Business Combination Agreement entered into the Coincheck Business Combination Agreement Amendment extending the Termination Date from July 2, 2023 to July 2, 2024, and providing an additional termination right for us and for Coincheck, if at any time prior to Closing, our Common Stock or Warrants are delisted on the Nasdaq Global Market, subject to an available cure period.

The foregoing descriptions of the Coincheck Business Combination Agreement and Coincheck Business Combination Agreement Amendment do not purport to be complete and are qualified in its entirety by the terms and conditions of the Coincheck Business Combination Agreement and Coincheck Business Combination Agreement Amendment, copies of which are attached hereto as Exhibits 2.1 and 2.2, respectively, and are incorporated herein by reference.

Certain Related Agreements

Sponsor Support Agreement

In connection with our entrance into the Coincheck Business Combination Agreement, we also entered into the Sponsor Support Agreement, dated March 22, 2022, with the Sponsor, Gary A. Simanson, as managing member of the Sponsor, PubCo, Coincheck and Monex (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor will agree to vote any of the shares of Common Stock held by it in favor of the Coincheck Business Combination and not to redeem any such shares at the special meeting of stockholders to be held in connection with the Coincheck Business Combination.

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

Monex Support Agreement

In connection with our entry into the Coincheck Business Combination Agreement, we entered into the Company Support Agreement, dated March 22, 2022, with PubCo and Monex (the “Company Support Agreement”), pursuant to which Monex agreed, among other things, to deliver a written consent approving PubCo’s adoption of PubCo’s Governing Documents in accordance with the PubCo Restructuring and PubCo Reorganization in its capacity as the sole shareholder of PubCo. In addition, Monex will deliver its pro rata portion of the Escrowed Coincheck Shareholder Earn Out Shares to the escrow agent immediately prior to Closing. Monex, in its capacity as the controlling shareholder of Coincheck, has agreed to obtain approval of the Share Exchange. In addition, as the sole member of HoldCo, Monex agreed, among other things, to deliver a written consent approving the PubCo Restructuring. As the sole stockholder of Merger Sub, Monex agreed, among other things, to deliver a written consent approving the Coincheck Business Combination Agreement.

In addition, Monex agreed not to transfer any of its PubCo Ordinary Shares for a period of 365 days, subject to early release as follows: (i) one-third of its PubCo Ordinary Shares following the Closing, if the last reported sale price of PubCo Ordinary Shares exceeds $15.00 per share for 20 out of any 30 consecutive trading days; (ii) one-third of its PubCo Ordinary Shares following the Closing, if the last reported sale price of PubCo Ordinary Shares exceeds $17.50 per share for 20 out of any 30 consecutive trading days; and (iii) one-third of its PubCo Ordinary Shares following the Closing, if the last reported sale price of PubCo Ordinary Shares exceeds $20.00 per share for 20 out of any 30 consecutive trading days.

The foregoing description of the Company Support Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Company Support Agreement, a copy of which is filed as Exhibit 10.11 hereto and is incorporated by reference herein.

Lock-Up Agreements

In connection with our entry into the Coincheck Business Combination Agreement, certain Coincheck Shareholders (the “Equityholders”) entered into lock-up agreements (the “Lock-Up Agreements” and each, a “Lock-Up Agreement”) with respect to the number of ordinary shares of Coincheck and PubCo Ordinary Shares (the “Lock-Up Shares”) pursuant to which, each Equityholder agreed not transfer any Lock-Up Shares for a period of 365 days after the Closing, subject to early release as follows: (i) one-third of its Lock-Up Shares following the Closing, if the last reported sale price of PubCo Ordinary Shares exceeds $15.00 per share for 20 out of any 30 consecutive trading days; (ii) one-third of its Lock-Up Shares following the Closing, if the last reported sale price of PubCo Ordinary Shares exceeds $17.50 per share for 20 out of any 30 consecutive trading days; and (iii) one-third of its Lock-Up Shares following the Closing, if the last reported sale price of PubCo Ordinary Shares exceeds $20.00 per share for 20 out of any 30 consecutive trading days.

The foregoing description of the Lock-Up Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Lock-Up Agreement, a form of which is filed as Exhibit 10.12 hereto and is incorporated by reference herein.

Coincheck Registration Rights Agreement

At the Closing, PubCo, the Sponsor, Monex and certain persons will enter into a registration rights agreement (the “Coincheck Registration Rights Agreement”) providing for the right to three demand registrations for the Sponsor, unlimited demand registrations for Monex and unlimited piggy-back registrations with respect to the PubCo Ordinary Shares held by Monex or by the Sponsor and its permitted successors and assigns.

The foregoing description of Coincheck Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Coincheck Registration Rights Agreement, a form of which is filed as Exhibit 10.13 hereto and is incorporated by reference herein.

Other than as specifically discussed, this Report does not assume the closing of the Coincheck Business Combination.

Extension of Our Combination Period

We initially had until July 2, 2023, 24 months from the closing of the Initial Public Offering, to consummate our initial Business Combination. On June 21, 2023, we held the 2023 Special Meeting at which our stockholders approved, among other things, the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, the holders of 20,135,697 shares of Class A Common Stock properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.28 per share, for an aggregate redemption amount of approximately $207.1 million in the 2023 Redemptions. The 2023 Redemptions were effected on July 3, 2023. Following the Founder Share Conversion and the 2023 Redemptions, there were 10,078,337 shares of Class A Common Stock and one share of Class B Common Stock issued and outstanding.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Stockholders, who will be provided the opportunity to redeem all or a portion of their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal stockholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on the Nasdaq Global Market.

Founder Share Conversion

On June 29, 2023, following the approval of the Founder Share Amendment Proposal by our stockholders at the 2023 Special Meeting, we issued an aggregate of 5,913,195 shares of Class A Common Stock to the Sponsor upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor as Founder Shares. The 5,913,195 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including the Sponsor’s agreement not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which we complete a liquidation, merger, capital stock exchange or similar transaction that results in our stockholders having the right to exchange their shares of Common Stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up. As a result of the Founder Share Conversion and the 2023 Redemptions, the Sponsor holds approximately 65.1% of the issued and outstanding shares of Common Stock.

Objective and Business Opportunity

Since our Initial Public Offering in July 2021, we have concentrated and will continue to concentrate our efforts in identifying businesses in the financial services industry, including asset and wealth management, lending and leasing, and businesses providing financial technological services to, or operating in, the financial services industry. We have placed a particular emphasis on businesses that provide data processing, storage and transmission services, data bases and payment services, fraud detection, data analysis or verification, client or customer interface, or have adopted operations in the financial services industry that are more technologically driven than the operational platforms of the legacy operators (collectively, “FinTech”). We are not, however, required to complete our initial Business Combination with a financial services or financial technology business and, as a result, we may pursue a Business Combination outside of that industry. We are seeking to acquire established businesses that we believe are fundamentally sound but potentially in need of financial, operational, strategic or managerial enhancement or redirection to maximize value. We do not intend to acquire start-up or other early-stage companies, companies with speculative business plans or companies that are excessively leveraged.

We believe our Management Team and senior special advisor have the skills and experience to identify, evaluate and consummate a Business Combination and is positioned to assist businesses we acquire. However, our Management Team’s and senior special advisor’s network and investing and operating experience do not guarantee a successful initial Business Combination. The members of our Management Team and senior special advisor are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial Business Combination, and their expertise may only be of benefit to us until our initial Business Combination is completed.

Furthermore, our Sponsor, Management Team, and their affiliates have a broad network of contacts and corporate relationships developed through extensive experience sourcing, acquiring, growing, financing and selling businesses; maintaining dialogues with sellers, capital providers and target management teams; and executing transactions under varying economic and financial conditions.

We believe that these networks of contacts and relationships have provided and will continue to provide us with an important source of investment opportunities. In addition, target business candidates have been brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. We have not participated in the auction processes for prospective target companies.

Business Strategy

We seek to capitalize on the significant financial services, asset and fund management, financial technology and banking experience, private and public equity experience, and contacts of (i) our Management Team, including Gary A. Simanson, our President and Chief Executive Officer and a Director, William A. Houlihan, our Chief Financial Officer,  David E. Mangum, a Director, Mary Ann Gillespie, a Director, Robert Hartheimer, a Director, Stewart Paperin, a Director, Allerd Derk Stikker, a Director, (ii) Pete Kight, our senior special advisor and (iii) JSOV, our special advisor, to identify, evaluate, acquire and operate a target business, such as Coincheck. If we elect to pursue an investment outside of the financial services or FinTech industry, our Management’s expertise related to that industry may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding that industry might not be relevant to an understanding of the business that we elect to acquire. Members of our Management Team, senior special advisor and special advisor have extensive experience in the financial services industry, the financial technology industry, the asset and wealth management industry, as well as extensive experience in operating financial services companies in a public company environment and a private company environment, serving on both public and private company boards of directors, including financial institutions and FinTech companies, strong knowledge and experience in financial, legal and regulatory matters, initial public offerings, private equity and venture capital, as well as mergers and acquisitions in the financial services industry.

We believe that potential sellers of target businesses view the fact that members of our Management Team and our senior special advisor have successfully closed Business Combinations with vehicles similar to our Company as a positive factor in considering whether or not to enter into a Business Combination with us. However, with respect to the foregoing examples, past performance of our Management Team, senior special advisor, and special advisor is not a guarantee either (i) of success with respect to any Business Combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial Business Combination, such as Coincheck. Our stockholders should not rely on the historical performance record of our Management Team, senior special advisor, and special advisor as indicative of our future performance. Our executive officers and directors may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations with respect to initial Business Combination opportunities. Additionally, in the course of their respective careers, members of our Management Team, senior special advisor, and special advisor have been involved in businesses and deals that were unsuccessful.

Our officers are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary, in the exercise of their respective business judgment, to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial Business Combination and the stage of the initial Business Combination process we are in. We do not have an employment agreement with any of our officers.

We identified the following criteria that we have used and intend to continue to use in evaluating Business Combination opportunities, including the Coincheck Business Combination. We expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Any particular Business Combination opportunity that we ultimately determine to pursue may only meet some but not all of these criteria:

●	History of Free Cash Flow Generation. We seek to acquire one or more businesses or assets that have a history of, or potential for, strong, stable free cash flow generation, with predictable and recurring revenue streams.

●	Revenues and Enterprise Value. We seek to acquire one or more businesses with annual revenues of approximately $150 million to $1.5 billion and an enterprise value of approximately $500 million to $3.0 billion.

●	Strong Management Team. We seek to acquire one or more businesses or assets that have strong, experienced management teams or those that provide a platform for us to assemble an effective and experienced management team. We focus on management teams with a proven track record of driving revenue growth, enhancing profitability and creating value for their stockholders.

●	Opportunities for Add-On Acquisitions. We seek to acquire one or more businesses or assets that we can grow both organically and through acquisitions. In addition, we believe that our ability to source proprietary opportunities and execute transactions will help the business we acquire grow through acquisition, and thus serve as a platform for further add-on acquisitions.

●	Spin-Offs/Divestitures of Non-Core Businesses or Assets from Larger Companies. We focus on one or more businesses or assets that are part of larger companies where the owners seek to divest or spin-off such businesses in order to free up capital to focus on core activities.

●	Defensible Business Niche. We seek to acquire on one or more businesses or assets that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors. We anticipate that these barriers to entry will enhance the ability of these businesses or assets to generate strong profitability and free cash flow.

●	Diversified Customer and Supplier Base. We seek to acquire one or more businesses or assets that have a diversified customer and supplier base, which are generally better able to endure economic downturns, industry consolidation, changing business preferences and other factors that may negatively impact their customers, suppliers and competitors.

Competitive Strengths

We believe we have the following competitive strengths:

●	Management Operating and Investing Experience. Our directors and executive officers have significant executive, investment and operational experience in the financial services and financial technology industries. Although in the course of their careers they have been involved in some unsuccessful businesses and deals, we believe that this breadth of experience provides us with a competitive advantage in evaluating businesses and acquisition opportunities in our target industry.

●	Established Deal Sourcing Network. As a result of their extensive experience in the financial services industry as well as their other corporate relationships, our Management Team members have developed a broad array of contacts in the industry. We believe that these contacts are important in generating acquisition opportunities for us.

●	Strong Financial Position and Flexibility. With a Trust Account currently (as of December 31, 2023) in the amount of approximately $37.273 million and a public market for our Common Stock, we offer a target business a variety of options to facilitate a future Business Combination and fund the growth and expansion of business operations. Because we are able to consummate an initial Business Combination using our capital stock, debt, cash or a combination of the foregoing, we have the flexibility to design an acquisition structure to address the needs of the parties. We have not, however, taken any steps to secure third-party financing and would only do so simultaneously with the consummation of our initial Business Combination. Accordingly, our flexibility in structuring an initial Business Combination may be constrained by our ability to arrange third-party financing, if required.

●	Status as a Public Company. We believe our structure makes us an attractive Business Combination partner to prospective target businesses, such as Coincheck. As an existing public company, we offer a target business an alternative to the traditional Initial Public Offering through a merger or other Business Combination with us. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock. Once public, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. We believe that being a public company can also augment a company’s profile among potential new customers and vendors and aid it in attracting and retaining talented employees.

Our Investment Process

In evaluating prospective Business Combinations, such as the Coincheck Business Combination, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management team and advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We also utilize the expertise of our Management Team in public security valuation, analyzing financial services companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

Following the announcement of our initial Business Combination, such as the Coincheck Business Combination, we have evaluated opportunities to enhance stockholder value. In doing so, the Management Team evaluates corporate governance, opportunistically accessing capital markets, procuring publicly accessible investor research on the Business Combination and other opportunities to enhance liquidity, identifying acquisition and divestiture opportunities, and properly aligning Management and Board incentives with the appropriate metrics that public company investors use to track stockholder value growth.

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

See “Coincheck Business Combination” above for more information on the equity and financing arrangements in connection with the Coincheck Business Combination.

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses, such as Coincheck. As a public company, we offer a target business an alternative to the traditional Initial Public Offering through a merger or other Business Combination with us. Following an initial Business Combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A Common Stock (or shares of a new holding company) or for a combination of our shares of Class A Common Stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

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

Financial Position

With funds available for a Business Combination in the amount of approximately $37,273,384, as of December 31, 2023, before reducing the balance for (i) income taxes payable, (ii) payment of $8,278,474 of deferred underwriting fees and (iii) fees and expenses associated with our initial Business Combination, and assuming no redemptions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

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

To the extent we effect our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our Management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure our stockholders that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, such as Coincheck, we conduct a thorough due diligence review, which encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that are made available to us.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business, such as Coincheck. Unlike other entities that have the resources to complete Business Combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial Business Combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Coincheck, when evaluating the desirability of effecting our initial Business Combination with that business and plan to continue to do so if the Coincheck Business Combination is not consummated and we seek other Business Combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team and senior special advisor, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial Business Combination, including the Coincheck Business Combination in which Gary A. Simanson will serve as the Chief Executive Officer of PubCo post-Closing and Allerd Derk Stikker will serve as a non-executive director of PubCo post-Closing, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial Business Combination. Moreover, there can be no assurances that members of our Management Team and senior special advisor will have significant experience or knowledge relating to the operations of the particular target business.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC, subject to the provisions of our Amended and Restated Charter. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as is the case with the Coincheck Business Combination as currently contemplated), or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

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

See “Coincheck Business Combination” above for more information on the requisite approvals in connection with the Coincheck Business Combination.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, Initial Stockholders, directors, officers or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. There is no limit on the number of Public Shares our Initial Stockholders, directors, officers or their affiliates may purchase in such transactions, subject to compliance with applicable law and the Nasdaq rules. However, other than as described in this Report, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions prior to completion of our initial Business Combination.

The purpose of any such purchases of Public Shares could be to vote such Public Shares in favor of the initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Public Warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such purchases of our securities may result in the completion of our initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Public Shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Redemption Rights for Public Stockholders Upon Completion of our Initial Business Combination

We will provide our Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes or for working capital purposes, divided by the number of then outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account as of December 31, 2023 was approximately $10.59 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have agreed, among other things, to waive their redemption rights with respect to any Founder Shares and Placement Shares and any Public Shares held by them in connection with the completion of our initial Business Combination.

See “Coincheck Business Combination” above for more information on redemptions in connection with the Coincheck Business Combination.

Manner of Conducting Redemptions

We will provide our Public Stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under the Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding Common Stock or seek to amend our Amended and Restated Charter would require stockholder approval. If we structure an initial Business Combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial Business Combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on the Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our Amended and Restated Charter:

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our Amended and Restated Charter:

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

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of Common Stock voted are voted in favor of the initial Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our Initial Stockholders will count toward this quorum and pursuant to the Letter Agreement, our Sponsor, officers and directors have agreed to vote their Founder Shares and Placement Shares and any Public Shares they own in favor of our initial Business Combination. For purposes of seeking approval of the majority of our outstanding shares of Common Stock voted, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result of the 2023 Redemptions and the number of outstanding Founder Shares and Private Units held by our Sponsor, unless otherwise required under applicable law, we will not require the vote of the holders of any of the Public Shares sold in our Initial Public Offering to be voted in favor of an initial Business Combination in order to have our initial Business Combination approved, as the Founder Shares and Private Units now constitute more than a majority of the total outstanding shares of Common Stock. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial Business Combination. These quorum and voting thresholds, and the voting agreements of our Initial Stockholders, may make it more likely that we will consummate our initial Business Combination. Each Public Stockholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction.

Our Amended and Restated Charter provides that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of the deferred underwriting commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. For example, the proposed initial Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial Business Combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A Common Stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares, and all shares of Class A Common Stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Amended and Restated Charter provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering (the “Excess Shares”). Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial Business Combination as a means to force us or our Management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Stockholder holding more than an aggregate of 15% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with an initial Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Charter provides that we have only until the end of the Combination Period to complete our initial Business Combination. If we are unable to complete our initial Business Combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under the DGCL to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our initial Business Combination by the end of the Combination Period.

Our Sponsor, officers and directors have entered into the Letter Agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and Placement Shares held by them if we fail to complete our initial Business Combination by the end of the Combination Period. However, if our Sponsor, officers or directors acquire Public Shares in or after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination. We will also provide this opportunity to our Public Stockholders should we seek approval to amend our Amended and Restated Charter to further extend the Combination Period.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and Restated Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination by the end of the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our Public Stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes or for working capital purposes divided by the number of then outstanding Public Shares. However, we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our Public Shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account ($13,002 as of December 31, 2023), although we cannot assure our stockholders that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the Trust Account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay taxes on interest income earned on the Trust Account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the Placement Units, other than the proceeds deposited in the Trust Account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.59 (based on the Trust Account balance as of December 31, 2023, net of income taxes payable). The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our Public Stockholders. We cannot assure our stockholders that the actual per-share redemption amount received by stockholders will not be substantially less than $10.59 (based on the Trust Account balance as of December 31, 2023, net of income taxes payable). Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure our stockholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have sought and will continue to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if Management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure our stockholders that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure our stockholders that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per Public Share.

We seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We may access amounts held outside the Trust Account ($13,002 as of December 31, 2023) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we cannot assure our stockholders we will be able to return $10.59 per share to our Public Stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our Company to claims of punitive damages, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure our stockholders that claims will not be brought against us for these reasons.

Our Public Stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our initial Business Combination, (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend any provisions of our Amended and Restated Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination prior to the end of the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of all of our Public Shares if we are unable to complete our Business Combination prior to the end of the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. In the event we seek stockholder approval in connection with our initial Business Combination, a stockholder’s voting in connection with the initial Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our Amended and Restated Charter, like all provisions of our Amended and Restated Charter, may be amended with a stockholder vote.

Amended and Restated Certificate of Incorporation

Our Amended and Restated Charter contains certain requirements and restrictions relating to our Initial Public Offering that apply to us until the completion of our initial Business Combination. Specifically, our Amended and Restated Charter provides, among other things, that:

●	If we are unable to complete our initial Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under the DGCL to provide for claims of creditors and the requirements of other applicable law;

●	Prior to our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial Business Combination;

●	Although we do not intend to enter into an initial Business Combination with a target business that is affiliated with our Sponsor, our directors or our officers, we are not prohibited from doing so. In the event we enter into such a transaction, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial Business Combination is fair to our Company from a financial point of view;

●	If a stockholder vote on our initial Business Combination is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will offer to redeem our Public Shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, and will file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about our initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act; whether or not we maintain our registration under the Exchange Act or our listing on the Nasdaq, we will provide our Public Stockholders with the opportunity to redeem their Public Shares by one of the two methods listed above;

●	So long as we obtain and maintain a listing for our securities on the Nasdaq, Nasdaq rules require that we must complete one or more Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our initial Business Combination;

●	If our stockholders approve an amendment to our Amended and Restated Charter (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination prior to the end of the Combination Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, we will provide our Public Stockholders with the opportunity to redeem all or a portion of their Public Shares upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes or for working capital purposes, divided by the number of then outstanding Public Shares; and

●	We will not effectuate our initial Business Combination with another blank check company or a similar company with nominal operations.

In addition, our Amended and Restated Charter provides that we will only redeem our Public Shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial Business Combination and after payment of underwriters’ fees and commissions.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, such as Coincheck, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic Business Combinations. Many of these entities are well established and have extensive experience identifying and effecting Business Combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial Business Combination of a target business. Furthermore, our obligation to pay cash in connection with our Public Stockholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary, in the exercise of their respective business judgement, to our affairs until we have completed our initial Business Combination. The amount of time they devote in any time period varies based on the stage of the initial Business Combination process we are in. We do not intend to have any full time employees prior to the completion of our initial Business Combination. We do not have an employment agreement with any member of our Management Team.

Periodic Reporting and Financial Information

We have registered our Units, Public Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business, including the Coincheck Registration Statement. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial Business Combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. We cannot assure our stockholders that any particular target business identified by us as a potential Business Combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such Business Combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial Business Combination.

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

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, the following is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are a blank check company and an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial Business Combination in the prescribed time frame, including the Coincheck Business Combination;

●	our expectations around the performance of a prospective target business or businesses, such as Coincheck, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial Business Combination, including the Coincheck Business Combination;

●	our officers and directors may have difficulties allocating their time between us and other businesses and may potentially have conflicts of interest with our business or in approving our initial Business Combination;

●	we may not be able to obtain additional financing to complete our initial Business Combination, including the Coincheck Business Combination, or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial Business Combination at a price that is less than the prevailing market price of our shares at that time;

●	our stockholders may not be given the opportunity to choose the initial business target or to vote on the initial Business Combination;

●	Trust Account funds may not be protected against third-party claims or bankruptcy;

●	an active market for our public securities may not develop and our stockholders will have limited liquidity and trading;

●	the availability to us of funds from interest income on the Trust Account balance may be insufficient to operate our business prior to the initial Business Combination;

●	our financial performance following a Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	there may be more competition to find an attractive target for an initial Business Combination, which could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination;

●	if we do not consummate the Coincheck Business Combination, we may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial Business Combination;

●	we may attempt to complete our initial Business Combination with a private company about which little information is available, such as Coincheck, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all;

●	our Warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock or may make it more difficult for us to consummate an initial Business Combination;

●	since our Initial Stockholders will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after our Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination;

●	the value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Common Stock at such time is substantially less than $10.59 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the Combination Period, our Public Stockholders may receive only approximately $10.59 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;

●	we may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination;

●	market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate a Business Combination;

●	adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects;

●	military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination;

●	the Excise Tax may be imposed on us in connection with our redemptions of shares in connection with a Business Combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;

●	we have received the Total Stockholders Notice from Nasdaq advising that we have fallen below the 400 total holders minimum to be compliant with the Total Stockholders Rule for continued listing on the Nasdaq Global Market. If we cannot regain compliance, our securities could be subject to delisting and the liquidity and the trading price of our securities could be adversely affected; and

●	there is substantial doubt about our ability to continue as a “going concern”.

We have identified a material weakness in our internal controls over financial reporting as of December 31, 2023 relating to an ineffective control environment surrounding the lack of effectively designed controls to properly evaluate and assess certain period end expense accruals. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may seek to further extend the Combination Period, which could have a material adverse effect on the amount held in our Trust Account and other adverse effects on our Company.

We may seek to further extend the Combination Period. Such an extension would require the approval of our Public Stockholders, who will be provided the opportunity to redeem all or a portion their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal stockholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on the Nasdaq Global Market.

If we seek to further extend the Combination Period, such extension would not be in compliance with Nasdaq rules, and unless Nasdaq were to grant us an exemption, will likely lead Nasdaq to suspend trading in or delist our securities.

Our securities are listed on the Nasdaq Global Market. Nasdaq IM-5101-2 requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, which, in our case, would be July 2, 2024 (the “Nasdaq Deadline”). If we were to seek to further extend the Combination Period beyond July 2, 2024, our Combination Period would extend beyond the Nasdaq Deadline. Consequently, further extension of our Combination Period does not comply with Nasdaq rules. There is a risk that, even if an extension were approved by our stockholders, trading in our securities may be suspended and we may be subject to delisting by Nasdaq. We cannot assure you that (i) Nasdaq will not delist our securities in the event such an extension were approved and we do not complete one or more Business Combinations by the Nasdaq Deadline, (ii) we will be able to obtain a hearing with Nasdaq’s Hearings Panel to appeal the delisting determination, or (iii) our securities will not be suspended pending the Hearing Panel’s decision.

If Nasdaq delists any of our securities from trading and we are unable to list our securities on another national securities exchange, we expect our securities could potentially be quoted on an over-the-counter market. However, if this were to occur, we could face significant material adverse consequences.

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with whom we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. Any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On January 24, 2024, the SEC adopted the 2024 SPAC Rules requiring, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the 2024 SPAC Rules and related guidance may (i) increase the costs of and the time needed to negotiate and complete an initial Business Combination and (ii) constrain the circumstances under which we could affect our ability to complete an initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

The SEC’s adopting release with respect to the 2024 SPAC Rules provided guidance relating to the potential status of SPACs as investment companies subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company is dependent on specific facts and circumstances and we can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including (i) restrictions on the nature of our investments; and (ii) restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including: (i) registration as an investment company; (ii) adoption of a specific form of corporate structure; and (iii) reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to complete an initial Business Combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our business activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account were initially invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, on June 22, 2023, we instructed Continental, as trustee of the Trust Account, to liquidate the investments held in the Trust Account as of July 1, 2023, and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at JPMorgan Chase Bank, N.A.

Pursuant to the Trust Agreement, Continental is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intended to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our Initial Public Offering was not intended for persons who were seeking a return on investments in government securities or investment securities. The Trust Account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our Amended and Restated Charter (x) in a manner that would affect the substance or timing of our obligation to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period; or (y) with respect to any other provision relating to the rights of holders of shares of our Class A Common Stock or pre-initial Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, our return of the funds held in the Trust Account to our Public Stockholders as part of our redemption of the Public Shares.

We are aware of litigation claiming that certain SPACs should be considered investment companies. Although we believe that these claims are without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial Business Combination or may result in our liquidation. If we are unable to complete our initial Business Combination, our Public Stockholders may receive only approximately $10.59 per Public Share upon the liquidation of our Trust Account and our Warrants will expire worthless.

For additional risks relating to our operations, other than as set forth above, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2022 Annual Report and 2021 Annual Report, (iii) Quarterly Reports on From 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, as filed with the SEC on May 16, 2022, July 27, 2022, November 14, 2022, May 15, 2023, August 18, 2023 and November 14, 2023, respectively, and (iv) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on May 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Coincheck and the Coincheck Business Combination, please see the Coincheck Registration Statement once publicly filed.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

As a blank check company, we do not have any operations and our sole business activity has been to search for and consummate a Business Combination. However, because we have investments in our Trust Account and bank deposits and we depend on the digital technologies of third parties, we and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering.

Item 2. Properties.

Our executive offices are located at 9912 Georgetown Pike, Suite D203, Great Falls, Virginia 22066 and our telephone number is (202) 431-0507. Pursuant to the Administrative Services Agreement, such facility is provided by First Capital Group, LLC (an affiliate of our Sponsor) for office space, administrative and shared personnel support services for a monthly charge of $10,000. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)	Market Information

Our Units, Public Shares and Public Warrants are each traded on the Nasdaq Global Market under the symbols “THCPU,” “THCP” and “THCPW”, respectively. Our Units commenced public trading on July 2, 2021, and our Public Shares and Public Warrants commenced separate public trading on August 20, 2021.

On October 24, 2023, we received the Total Stockholders Notice from the Listing Qualifications Department of Nasdaq (the “Nasdaq Staff”) notifying us that we are not in compliance with the Total Stockholders Rule, which requires us to maintain at least 400 total holders for continued listing on the Nasdaq Global Market. The Total Stockholders Notice stated that we had until December 8, 2023 to provide Nasdaq with a plan to regain compliance. The Total Stockholders Notice had no immediate effect on the listing of our securities, and our securities continue to trade on the Nasdaq Global Market.

On October 26, 2023, we filed a Current Report on Form 8-K to disclose our receipt of the Total Stockholders Notice in accordance with Nasdaq Listing Rule 5810(b).

On December 8, 2023, we submitted our plan to meet the requirements under the Total Stockholders Rule. On December 13, 2023, we received a letter from the Nasdaq Staff granting us until April 22, 2024 to file documentation with Nasdaq from our transfer agent, or independent source, that demonstrates that our Common Stock has a minimum of 400 total holders. In the event we do not satisfy these terms, the Nasdaq Staff will provide us with a written notification that our securities will be delisted. At that time, we may appeal the Nasdaq Staff’s determination to a Listing Qualifications Panel.

We intend to continue with our plan to meet the requirements and regain compliance under the Total Stockholders Rule. However, there can be no assurance that we will be able to regain compliance under the Total Stockholders Rule, or will otherwise be in compliance with other Nasdaq listing criteria.

(b)	Holders

On April 1, 2024, there were 2 holders of record of our Units, 2 holders of record of our Class A Common Stock, and 1 holder of record of our Warrants.

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

On June 29, 2023, we issued an aggregate of 5,913,195 shares of Class A Common Stock to the Sponsor, upon the conversion of an equal number of Class B Common Stock held by the Sponsor in the Founder Share Conversion. The 5,913,195 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement; consequently, the shares of Class A Common Stock issued in connection with the Founder Share Conversion are not registered under the Securities Act and will remain unregistered until registration is demanded by the Sponsor pursuant to the Letter Agreement. Following the Founder Share Conversion and the 2023 Redemptions, (i) there were (i) 10,078,337 shares of Class A Common Stock and one share of Class B Common Stock issued and outstanding, and (ii) the Sponsor held 65.1% of the outstanding shares of Common Stock. For more information on the Founder Share Conversion and the Founder Shares’ transfer restrictions, see “Item 1. Business”.

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, as filed with the SEC on August 16, 2021. There has been no material change in the planned use of proceeds from the Initial Public Offering and Private Placement as described in the IPO Registration Statement. Our specific investments in our Trust Account may change from time to time.

On June 22, 2023, we instructed Continental to liquidate the investments held in the Trust Account as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A, with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a Business Combination. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination (pursuant to any backstop agreements we may enter into), our shares, debt or a combination of cash, stock and debt.

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest for holders of our Common Stock;

●	may subordinate the rights of holders of our Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;

●	could cause a change in control if a substantial number of shares of our Common Stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Units, Public Shares and/or Public Warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Common Stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Common Stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

Recent Developments

On March 28, 2024, we issued the 2024 Promissory Note to the Sponsor in the principal amount of up to $1,000,000. The 2024 Promissory Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of our liquidation. As of the date of this Report, we have borrowed $887,500 under the 2024 Promissory Note. For a full description of the 2024 Promissory Note, please see “Item 9B. Other Information”.

As of the date of the Report, we have borrowed an additional $115,000 under the WCL Promissory Note in 2024 and $0 remains available to borrow under the WCL Promissory Note.

Coincheck Business Combination

On March 22, 2022, we entered into the Coincheck Business Combination Agreement, by and among our Company, PubCo, HoldCo, Merger Sub and Coincheck, as amended on May 31, 2022 by the Coincheck Business Combination Agreement Amendment. The Coincheck Business Combination Agreement was unanimously approved by our Board of Directors. If the Business Combination Agreement is approved by our stockholders, and the Coincheck Business Combination is consummated, (i) Coincheck equityholders will conduct a share exchange pursuant to which they will receive shares of PubCo and Coincheck will become a wholly owned subsidiary of PubCo and (ii) we will merge with and into a wholly owned subsidiary of PubCo, with our Company continuing as the surviving corporation and a wholly owned subsidiary of PubCo , with our stockholders and warrantholders receiving identical numbers of securities of PubCo.

For a full description of the Coincheck Business Combination Agreement, including the Coincheck Business Combination Agreement Amendment, and the proposed Coincheck Business Combination, please see “Item 1. Business.”

Extension of Our Combination Period

We initially had until July 2, 2023, 24 months from the closing of the Initial Public Offering, to consummate our initial Business Combination. On June 21, 2023, we held the 2023 Special Meeting at which our stockholders approved, among other things, the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, the holders of 20,135,697 shares of Class A Common Stock properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.28 per share, for an aggregate redemption amount of approximately $207.1 million in the 2023 Redemptions. The 2023 Redemptions were effected on July 3, 2023.

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Stockholders, who will be provided the opportunity to redeem all or a portion of their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal stockholders and other impacts on our Company or Management Team, such as our ability to maintain our listing on the Nasdaq Global Market.

Founder Share Conversion

On June 29, 2023, we issued an aggregate of 5,913,195 shares of Class A Common Stock to the Sponsor, upon the conversion of an equal number of Class B Common Stock held by the Sponsor in the Founder Share Conversion. The 5,913,195 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement; consequently, the shares of Class A Common Stock issued in connection with the Founder Share Conversion are not registered under the Securities Act and will remain unregistered until registration is demanded by the Sponsor pursuant to the Letter Agreement. For more information on the Founder Share Conversion and the Founder Shares’ transfer restrictions, see “Item 1. Business”.

Following the Founder Share Conversion and the 2023 Redemptions, there were 10,078,337 shares of Class A Common Stock and one share of Class B Common Stock issued and outstanding. As a result of the Founder Share Conversion and the 2023 Redemptions, the Sponsor holds approximately 65.1% of the issued and outstanding shares of Common Stock.

Results of Operations

For the years ended December 31, 2023 and 2022, we had net income of $4,095,236 and a loss from operations of $1,389,821, and had a net income of $2,862,308 and a loss from operations of $2,920,069, respectively. For the years ended December 31, 2023 and 2022, we had a provision for income tax of $1,210,504 and $674,439, respectively. Our entire activity from inception to July 2, 2021 was in preparation for our Initial Public Offering. Since the consummation of our Initial Public Offering through December 31, 2023, our activity has been limited to the evaluation of potential initial Business Combination candidates, and consummating the initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity, Capital Resources and Going Concern

As indicated in the financial statements and the notes thereto contained elsewhere in this Report, we had $13,002 held outside the Trust Account that is available to us to fund our working capital requirements and $37,273,384 held inside the Trust Account as of December 31, 2023.

Prior to the consummation of our Initial Public Offering, our only sources of liquidity were an initial purchase of Founder Shares for $25,000 by the Sponsor, and a total of $100,000 of loans and advances by the Sponsor pursuant to the IPO Promissory Note.

On July 2, 2021, we consummated our Initial Public Offering in which we sold 22,500,000 Units at a price of $10.00 per Unit generating gross proceeds of $225,000,000 before underwriting fees and expenses. Simultaneously with the consummation of our Initial Public Offering, we consummated the Private Placement of 625,000 Placement Units, generating gross proceeds, before expenses, of $6,250,000. Each Placement Unit consists of one Placement Share and one fifth of one Placement Warrant. Each whole Placement Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per whole share.

On August 9, 2021, the underwriters exercised the over-allotment option in part and purchased an additional 1,152,784 Units, generating gross proceeds of $11,527,840 and consummated a sale of an additional 23,055 Placement Units to the Sponsor at a price of $10.00 per Placement Unit, generating gross proceeds of $230,550. Following the closing, an additional $11,527,840 of proceeds was placed in the Trust Account. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option, 555,554 shares of Class B Common Stock were forfeited for no consideration.

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

Prior to the closing of our Initial Public Offering, the Sponsor loaned us an aggregate of $100,000 under the IPO Promissory Note. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2021 or the completion of our Initial Public Offering. The loans of $100,000 were fully repaid upon the consummation of our Initial Public Offering on July 2, 2021.

On March 25, 2022, we issued the WCL Promissory Note, representing a Working Capital Loan from the Sponsor to us, of up to $1,500,000. At December 31, 2023 and 2022 there was $781,000 and $206,000 outstanding under the WCL Promissory Note, respectively, and $115,000 and $1,294,000, respectively, remained available under the WCL Promissory Note to finance transaction costs in connection with the initial Business Combination.

On June 22, 2023, we instructed Continental to liquidate the investments held in the Trust Account as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, at December 31, 2023, the assets held in the Trust Account were invested in an interest-bearing demand deposit account at a bank.

As of December 31, 2023 and 2022, we had a working capital deficit of approximately $5,960,000 and $2,854,000, respectively, including approximately $13,000 and $32,000 in our operating bank account, respectively.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on our behalf, the proceeds from the consummation of the Private Placement not held in the Trust Account and the advances made on the WCL Promissory Note.

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

Contractual Obligations

At December 31, 2023 and 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

We have entered into the Administrative Services Agreement with First Capital Group, LLC, an affiliate of our Sponsor, pursuant to which we pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial Business Combination takes the maximum 36 months, an affiliate of our Sponsor will be paid a total of $360,000 ($10,000 per month) for office space, administrative and support services. As of December 31, 2023 and 2022, we had incurred a total of $120,000 and $120,000, respectively under the Administrative Services Agreement.

We have entered into the Advisory Agreement with an affiliate of our Chief Executive Officer, pursuant to which we pay a total of $20,000 per month for advisory services relating to our search for and consummation of an initial Business Combination. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial Business Combination takes the maximum 36 months, an affiliate of our Chief Executive Officer will be paid a total of $720,000 ($20,000 per month) for such advisory services and will be entitled to be reimbursed for any out-of-pocket expenses. As of December 31, 2023 and 2022, we had incurred a total of $240,000 and $240,000, respectively, under the Advisory Agreement.

Critical Accounting Estimates

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

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Initial Public Offering. In addition, if we fail to complete our Business Combination by July 2, 2023, there will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless.  Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after July 2, 2023. The amount of time remaining to finalize a Business Combination does raise substantial doubt in our Company as a going concern.

In addition, at December 31, 2023 and 2022, we had current liabilities of $5,977,615 and $3,007,077, respectively, and working capital (deficit) of $(5,959,611) and ($2,853,838) , respectively. These amounts include accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after December 31, 2023 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide us with additional working capital under the Working Capital Loans.

In connection with the vote to approve the Charter Amendment Proposals, the 2023 Redemptions and during 2023, generally, we received a total of $1,565,444 from Continental, the trustee of the Trust Account, from the excess interest in the Trust Account, pursuant to our letters of instructions requesting a withdrawal sufficient to meet any potential estimated tax obligations. We anticipate continuing to make payments on our operating expenses, including taxes as they become due and payable through a combination of cash held on the balance sheet and advances from the WCL Promissory Note. We estimate as of December 31, 2023, income taxes payable of $1,094,954. As of December 31, 2023, our cash balances are insufficient to pay our estimated income tax obligation. The Sponsor has advised us that it is prepared to honor advances to meet our income tax obligations, less any cash held on our balance sheet, as they become due. During 2023 and 2022, we made payments for operating expenses, including taxes, as well as other expenses and obligations, including repayment of advances made on the WCL Promissory Note.

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

Net Income (Loss) Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. We have two classes of shares, which are referred to as Class A Common Stock and Class B Common Stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per Common Stock is computed by dividing net income (loss) by the weighted average number of Common Stock outstanding during the period.

The calculation of diluted income (loss) per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the Placement Warrants, because the exercise of the Placement Warrants is contingent upon the occurrence of future events.

The following table reflects the calculation of basic and diluted net income (loss) per share:

	For the Years December 31,
	2023		2022
	Redeemable	Non- redeemable	Redeemable	Non- redeemable

Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss) including accretion of temporary equity to redemption value	$(1,801,727)	$(882,744)	$(6,822)		$(1,893)
Accretion of redeemable common stock to redemption value	4,708,811	-	2,871,023		-
Excise taxes on stock redemption	2,070,896	-	-		(1,893)
Net income (loss)	$4,977,980	$(882,744)	$2,864,201	$
Denominator:
Basic and diluted weighted average common shares outstanding	13,391,853	6,561,252	23,652,784		6,561,252
Basic and diluted net income (loss) per share	$0.37	$(0.13)	$0.12		$-

Fair Value of Financial Instruments

The fair value of our assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet of the financial statements contained elsewhere in this Report, primarily due to their short term nature.

Offering Cost

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date of the financial statements contained elsewhere in this Report that are directly related to our Initial Public Offering. Offering costs amounting to $13,427,731 were charged to stockholders’ equity on the financial statements contained elsewhere in this Report upon the completion of our Initial Public Offering.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize accrued interest and penalties related to unrecognized tax benefits as income tax expense on the financial statements contained elsewhere in this Report. There were no unrecognized tax benefits as of December 31, 2023 and 2022. We are currently not aware of any issues under review that could result in significant payments, accruals or material deviation from our position.

We have identified the United States as our only “major” tax jurisdiction.

Shares Subject to Possible Redemption

We account for our shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value on the financial statements contained elsewhere in this Report. Conditionally redeemable shares of Common Stock (including shares of Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity on the financial statements contained elsewhere in this Report. At all other times, shares are classified as stockholders’ equity on the financial statements contained elsewhere in this Report. Our shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheets of the financial statements contained elsewhere in this Report.

Derivative Financial Instruments

We account for derivative financial instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the statements of operations of the financial statements contained elsewhere in this Report. The classification of derivative financial instruments is evaluated at the end of each reporting period.

Warrants

We account for the Public Warrants and Placement Warrants as liability-classified instruments based on an assessment of the Warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the Warrants meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to our own Common Stock and whether the Warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent reporting period while the Warrants are outstanding. Because we do not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the Warrants where not all of the stockholders also receive cash, the Warrants do not meet the criteria for equity treatment thereunder, as such, the Warrants must be recorded as derivative liability on the financial statements contained elsewhere in this Report.

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the statements of operations on the financial statements contained elsewhere in this Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-26 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the fiscal year ended December 31, 2023. The material weakness was due to an ineffective control environment surrounding the lack of effectively designed controls to properly evaluate and assess certain period end expense accruals.

The deficiency above led to a misstatement that was corrected prior to the issuance of the financial statements contained elsewhere in this Report. This deficiency represents a material weakness in our internal control over financial reporting as of December 31, 2023 because it created a possibility that a material misstatement to our financial statements might not be detected or prevented on a timely basis.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to our financial statements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Arrangements

During the quarterly period ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

On March 28, 2024, we issued the 2024 Promissory Note to the Sponsor in the principal amount of up to $1,000,000. Pursuant to the 2024 Promissory Note, the Sponsor agreed to loan us up to $1,000,000 for working capital purposes, As of the date of this Report, we have borrowed $887,500 under the 2024 Promissory Note.

The 2024 Promissory Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of our liquidation.

The issuance of the 2024 Promissory Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The foregoing description is qualified in its entirety by reference to the 2024 Promissory Note, a copy of which is filed as Exhibit 10.15 to the Report and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Gary A. Simanson	63	President, Chief Executive Officer and Director
William A. Houlihan	68	Chief Financial Officer
David E. Mangum	58	Director
Mary Anne Gillespie	71	Director
Robert Hartheimer	66	Director
Stewart J. Paperin	76	Director
Allerd D. Stikker	61	Director

The experience of our directors and executive officers is as follows:

Gary A. Simanson has been our President, Chief Executive Officer and Director since our inception. Mr. Simanson is founder of Thunder Bridge Capital, LLC and has served as its Chief Executive Officer since 2017. In addition to serving in that capacity, Mr. Simanson serves as head of its Investment Committee, Credit Committee, Enterprise Risk Committee, Loan Review and other executive committees and is responsible for sourcing and establishing strategic loan asset purchase relationships and equity opportunities within the financial services and FinTech industries. From 2020 until December 2023, he was an executive officer, president and director of Thunder Bridge Capital Partners III Inc. From 2019 until 2021, he was an executive officer and director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2018 to 2019 he was an officer and director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial Business Combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. From 2015 through June 2017, Mr. Simanson founded and managed Endeavor Capital Management, L.L.C., Endeavor Capital Advisors, L.L.C., Endeavor Capital Fund, LP, and Endeavor Equity Fund, LP (collectively, “Endeavor”), targeting debt and equity investments in the marketplace lending industry. Prior to founding Endeavor, Mr. Simanson served as an advisor and then as a Director, President and Chief Executive Officer of First Avenue National Bank from 2013 to 2015, restructuring its balance sheet, lending practices, underwriting procedures, special credits, ALCO, corporate governance, enterprise risk, IT, retail delivery, and achieving strong regulatory results. He has been Managing Director of First Capital Group, L.L.C., an investment banking advisory firm specializing in the financial industry and bank mergers and acquisitions, strategic planning, capital raising and enterprise risk management from 1997 to the present. In such capacity, Mr. Simanson has both initiated and advised on bank mergers and acquisitions, capital raising transactions, enterprise risks and strategic initiatives around the country and has spoken nationally and internationally on enterprise risk, bank mergers and acquisitions, and also on the emerging marketplace lending and global FinTech industry, including the uses of blockchain for international asset selection and verification and income stream allocation and treasury management. Mr. Simanson previously served as the financial expert for the Audit Committee and as a member of the board of directors of First Guaranty Bancshares, Inc., with $1.4 billion in assets, and its wholly-owned subsidiary First Guaranty Bank; and as a Senior Advisor to the Chairman of Alpine Capital Bank and its related companies, operating in the commercial banking, investment advisory, merchant banking and portfolio investment areas. He was Founder, Vice Chairman and Chief Strategic Officer of Community Bankers Trust Corporation, a $1.2 billion in assets bank holding company for Essex Bank (NASDAQ NMS “ESXB”) and previously served as its President, Chief Executive and Chief Financial Officer, and as a Director since its inception in 2005 to 2011, overseeing its public offering in 2006 as a special purpose acquisition company, Community Bankers Acquisition Corp, its bank acquisitions and shareholder reformulation in 2008, and its failed bank acquisitions from the FDIC in 2008 and 2009. In addition to serving as managing director of First Capital Group, Mr. Simanson also served as Senior Vice President concentrating in bank mergers and acquisitions and capital markets with FTN Financial Capital Markets, a wholly owned investment banking and financial services subsidiary of First Horizon National Corporation (NYSE: FHS) from 1998 to 1999. From 1992 to 1995, Mr. Simanson was Associate General Counsel at Union Planters Corporation, then a NYSE-traded bank holding company (presently Regions Financial Corporation (NYSE: RF)), where his duties included the negotiation and preparation of all bank merger and acquisition transaction documents, transaction due diligence, member of integration committee, preparation of all regulatory filings, registration statements and other securities filings and other bank regulatory matters. From 1989 to 1992, he was a practicing attorney, beginning his career with Milbank, Tweed, Hadley & McCloy, LLP, specializing in the securities, bank regulatory and bank merger and acquisition areas. Mr. Simanson is licensed to practice law in the states of New York and Colorado. Mr. Simanson received his B.A. degree, majoring in Economics, from George Washington University. He earned his M.B.A., majoring in Finance, from George Washington University and holds a J.D. from Vanderbilt University. We believe that Mr. Simanson is well-qualified to serve as a member of our Board of Directors due to his extensive banking, financial and advisory experience.

William A. Houlihan has been our Chief Financial Officer since inception. From 2019 until 2021, he was an executive officer of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR), a blank check company which in June 2021 consummated a business combination with indie Semiconductor, an automotive technology Company, with the combined companies now operating as Indie Semiconductor (NASDAQ:INDI). From 2020 until December 2023, he was an executive officer of Thunder Bridge Capital Partners III Inc. (NASDAQ:THCP), a blank check company. From 2018 to 2019 he was an officer of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider, with the combined companies now operating as Repay Holdings (NASDAQ:RPAY). He served from 2012 to 2023 as a director and audit committee chairman for MAXEX, LLC, a privately-owned residential mortgage loan trading business. He has served since 2009 as a director and financial expert on the audit committee of Avem Health Partners, previously known as First Physicians Capital Group, or “FPCG”, a privately-owned health care investment company, which was registered with the SEC prior to completion of a going-private transaction in 2015, from 2013 to 2014 as non-executive chairman of its board of directors and since 2013 as the chairman of its audit committee. Since 2013 he has served as a director and audit committee Chairman of Lument Finance Trust (NYSE: LFT), a mortgage REIT. From 2021 to 2022, he served as a director of Angel Pond Holdings Corporation (NYSE: POND), a blank check company, which in December 2022 consummated a business combination with MariaDB, a cloud database company, with the combined companies now operating as MariaDB (NYSE:MRDB). He served from 2013 to 2015 as lead independent director and chairman of the audit committee of Tiptree, Inc. (NASDAQ:TIPT), or Tiptree, a financial services holding company; and from 2010 to 2013 as lead independent director and chairman of the audit committee for Care Investment Trust (OTCQX: CVTR), a healthcare REIT which merged with Tiptree in 2013. From 2003 to 2010, he was a director of SNL Financial, a privately owned financial information company, and in addition, from 1998 to 2012 he was a director and shareholder of a family-owned commercial real estate investment partnership. He served from 2013 to 2014 as the chief financial officer for Amalgamated Bank, a privately owned bank. From 2001 through 2008, Mr. Houlihan was a private investor while he served as transitional Chief Financial Officer for several distressed financial services companies: Sixth Gear, Inc. from 2007 to 2008; Sedgwick Claims Management Services from 2006 until 2007; Metris Companies from 2004 to 2006; and Hudson United Bancorp from 2001 to 2003. From 1981 until 2000, and for short-term periods in 2004 and 2007, Mr. Houlihan worked for a number of investment banking companies, including Goldman Sachs (NYSE:GS), Bear Stearns, Keefe Bruyette & Woods, J.P. Morgan (NYSE:JPM) and UBS (NYSE:UBS). He also held several auditing and accounting positions from 1977 through 1981. In addition he was licensed as a Certified Public Accountant, but his license is currently inactive. From 2017 to 2021, he was an adjunct professor for the Feliciano School of Business at Montclair State University. Mr. Houlihan received a B.S., magna cum laude, in Accounting from Manhattan College and received his M.B.A. in Finance from New York University Graduate School of Business.

On March 13, 2015, Mr. Houlihan settled an administrative proceeding brought by the SEC regarding his alleged failure to file on a timely basis required Schedule 13D amendments and Section 16(a) reports relating to his beneficial ownership of securities of FPCG. Mr. Houlihan is a member of the board of directors of FPCG and a greater than 10% beneficial owner of FPCG securities. In the settlement, Mr. Houlihan did not admit or deny the SEC’s allegations, consented to the entry of a cease and desist order requiring him not to cause any violation of Sections 13(d)(2) and 16(a) of the Exchange Act, and agreed to pay a civil penalty of $15,000 to the SEC.

David E. Mangum has served as one of our directors since July 2021. Since 2019, Mr. Mangum has been a Senior Advisor at General Atlantic, a global growth equity firm. From 2020 until December 2023, he was a director of Thunder Bridge Capital Partners III Inc. From 2020 until its sale in 2024, Mr. Magnum was a director of EngageSmart, Inc. (NYSE:ESMT), a provider of vertically tailored engagement and integrated payments solutions. From 2019 until 2021, he was a director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2014 until September 2018, he was President and Chief Operating Officer of Global Payments, Inc., (NYSE:GPN), a global payment technology and software company. During this time, he helped lead the transformation of the company from a payment processor to a technology services and software company; prior to this he served in increasingly senior roles at Global Payments, including as Senior Executive Vice President and Chief Financial Officer from 2011 to 2014 and Executive Vice President and Chief Financial Officer from 2008 to 2011. Before this, from 2007 to 2008, he served as Executive Vice President, Fiserv Corp. (NASDAQ:FISV), a financial services technology provider which acquired CheckFree Corporation, provider of financial electronic commerce solutions in 2007. During this time, Mr. Mangum co-led the strategic integration process of CheckFree Corporation into Fiserv Corp. Prior to this acquisition, Mr. Mangum had been Executive Vice President and Chief Financial Officer or CheckFree Corporation (NASDAQ:CKFR) from 2000 to 2007 and its Senior Vice President, Finance and Accounting, from 1999 to 2000. There, he helped direct finance and administrative activities including M&A, investor relations, internal audit and enterprise risk management. Mr. Mangum received his B.A. from Carleton College. We believe that Mr. Mangum is well-qualified to serve on our Board of Directors because of his extensive experience in the financial services industry, as well as broad operational and public company experience.

Mary Anne Gillespie has served as one of our directors since July 2021. Ms. Gillespie has been the Executive Vice President of Sales/Product Marketing at EIS Group, a provider of digital-ready, customer-centered core insurance systems, since 2015. From 2020 until December 2023, she was a director of Thunder Bridge Capital Partners III Inc. From 2019 until 2021, she was a director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2018 to 2019 she was an officer, and then a director, of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. She has 36 years of multichannel customer engagement experience. She has executed sales strategies and market growth in national and global territories for companies ranging from start-up to $9 billion in revenue across a broad range of industries. Ms. Gillespie previously served as Executive Vice President at TAS Group, a provider of software solutions for electronic money, payment systems, capital markets and ERP, from 2011 to 2012 and Vice President of Merchant Sales at PayPal (NASDAQ: PYPL) from 2007 to 2009. Prior to those positions, she was Vice President of Sales at Guidewire Software, a software publisher, from 2005 to 2007. Earlier, she worked in several roles at Oracle Corporation (NYSE:ORCL) leading to Senior Vice President of Sales. Ms. Gillespie received an M.B.A. degree from the University of New Hampshire and a B.A. degree from Saint Mary’s College in Notre Dame, Indiana. We believe that Ms. Gillespie is well-qualified to serve on our Board of Directors because of her extensive experience sales, marketing and customer engagement.

Robert Hartheimer has served as one of our directors since February 2021 and is chairman of our Audit Committee. From 2020 until December 2023, Mr. Hartheimer was a director of Thunder Bridge Capital Partners III Inc. (NASDAQ: TBCPU). Mr. Hartheimer also served as a director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR) from 2019 until it consummated its initial business combination with Indi Semiconductor (NASDAQ: INDI) in 2021. From 2018 until 2019 he was a director of Thunder Bridge Acquisition Ltd. (NASDAQ: TPRG), a blank check company (SPAC) which in July 2019 consummated its business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. Upon such consummation Mr. Hartheimer remained with the combined company, Repay Holdings Corporation (NASDAQ: RPAY), as a director and chairman of Repay’s audit committee. In addition to Mr. Hartheimer’s service as a director of Thunder Bridge IV and Repay, he is an independent director of CardWorks, a consumer lender and servicer, since 2017. Mr. Hartheimer is chairman of the audit committees of each of these four companies and chair of CardWorks’ compliance/risk committee. Mr. Hartheimer has been a director of ten U.S. companies in the last 26 years; six public companies, two private and two subsidiaries of public companies. These include three banks, one consumer lender and credit card servicer, two payments companies, two SPACs which successfully acquired businesses, two SPACs in search of an acquisition and one investment management business. In addition to his current role as chairman of three audit committees and one compliance/risk committee, he chaired audit Committees at four past companies and chaired compliance/risk committees at two companies. Mr. Hartheimer has been a financial services and bank regulatory consultant for the past 21 years currently with both his own firm and the Klaros Group as a Senior Advisor. In the past Mr. Hartheimer was a Managing Director at Promontory Financial Group. In 2016 Mr. Hartheimer founded, along with three co-founders, Jasper, a U.S. based credit card issuer and he served various roles including Chief Regulatory and Compliance Officer until 2022. In 1991, Mr. Hartheimer joined the Federal Deposit Insurance Corporation, where he and a small team created the Division of Resolutions to analyze and sell failed banks. He went on to serve as the Director of that division and was responsible for the sale of 200 banks in four years. Mr. Hartheimer’s other past positions include over 14 years in senior roles at investment banks, including Merrill Lynch, Smith Barney and Friedman Billings Ramsey. We believe that Mr. Hartheimer is well-qualified to serve on our Board of Directors because of his extensive experience in the financial services industry, the bank regulatory community and investment banking.

Stewart J. Paperin has served as one of our directors since July 2021. From 2020 until December 2023, he was a director of Thunder Bridge Capital Partners III Inc. From 2019 until 2021, he was a director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. Mr. Paperin currently serves as the managing member of Leopard Rock Property Group, a real property development and investment firm located in Los Angeles and San Diego, California. Mr. Paperin served as Executive Vice President of the Soros Foundation, a worldwide private philanthropic foundation, from 1996 to 2013, where he oversaw financial, administrative and economic development activities. From 1996 to 2005, Mr. Paperin served as a Senior Advisor and portfolio manager for Soros Fund Management LLC, a financial services company, and from 2005 to 2014, he served as a consultant to Soros Fund Management LLC. From 1996 to 2007, Mr. Paperin served as a Director of Penn Octane Corporation (NASDAQ: POCC), a company engaged in the purchase, transportation and sale of liquefied petroleum gas. Prior to joining the Soros organizations, Mr. Paperin served as President of Brooke Group International, an investment firm concentrated on the former Soviet Union, from 1990 to 1993, and as Senior Vice President and Chief Financial Officer of Western Union Corporation, a provider of money transfer and message services, which was controlled by Brooke Group, from 1988 to 1990. Prior to Western Union Corporation, Mr. Paperin served as Chief Financial Officer of Timeplex Corporation, a telecommunications equipment provider, from 1986 to 1988 and of Datapoint Corporation, a computer equipment manufacturer, from 1985 to 1986. Prior to Datapoint Corporation, Mr. Paperin served as a financial officer of Pepsico Corporation (NYSE: PEP) from 1980 to 1985 and as a management consultant at Cresap McCormick & Paget from 1975 to 1980. Mr. Paperin has been a director of ARMOUR REIT since 2009. Mr. Paperin served as a member of Enterprise’s board of directors, ARMOUR’s predecessor from its inception in 2007 to its merger with ARMOUR in 2009. Mr. Paperin was also a director of JAVELIN from 2012 until the merger in 2016. Mr. Paperin also served as a member of the board of directors of Community Bankers Acquisition Corp., a blank check company formed to acquire an operating business in the banking industry (NYSE MKT LLC: BTC). In May 2016, Mr. Paperin was named as a defendant in his capacity as a former director of JAVELIN, together with all other directors, in a consolidated class action filed in the Circuit Court for Baltimore City, Maryland, alleging, among other claims, breaches of fiduciary duty, aiding and abetting breaches of fiduciary duty and waste in connection with JAVELIN’s merger with ARMOUR and related transactions (the “JAVELIN Transactions”). The plaintiffs in the case were seeking equitable relief, including, among other relief, to enjoin consummation of the JAVELIN Transactions, or rescind or unwind the JAVELIN Transactions if already consummated, and award costs and disbursements, including reasonable attorneys’ fees and expenses. On June 27, 2016, the defendants in the case filed a motion to dismiss the complaint for failing to state a claim upon which relief can be granted. A hearing was held on the motion on March 3, 2017. In the two year period since the hearing date, the court has not issued an order on the motion to dismiss. Mr. Paperin holds an M.S. in Management, and a B.A. in Economics Management from the State University of New York at Binghamton, and was awarded an Honorary Doctor of Humane Letters by the State University of New York. We believe that Mr. Paperin is well-qualified to serve on our Board of Directors because of his extensive experience in the financial services industry, the bank regulatory community and investment banking.

Allerd D. Stikker has served as one of our directors since July 2021. From 2020 until December 2023, he was a director of Thunder Bridge Capital Partners III Inc. From 2019 until 2021, he was a director of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR). From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider. Mr. Stikker started his career as a banking consultant in the United States. After moving back to Europe, he became active within the oil and gas sector and was subsequently employed in the financial services sector as Chief Financial Officer for IMC B.V. After a sabbatical period, he joined the BXR Group, an international private investment group, in 2008 as Chief Financial Officer with responsibility for its real estate division and served as Chief Operating Officer of BXR Group from 2011 until 2014. He was Chief Executive Officer of BXR Group from 2014 until 2018. Currently Mr. Stikker serves as advisor to BXR Group. During his tenure at BXR, Mr. Stikker served on numerous boards and in many occasions as chairman, such as Green Gas International, a methane processor, Advanced World Transport, a railway transporter in Eastern Europe, Tower Group A/S, a real estate investor in the German residential market and BXR Group BV, the entity within BXR that makes all major decisions. Mr. Stikker has an M.B.A. and a B.A. in Business Administration from George Washington University. We believe that Mr. Stikker is well-qualified to serve on our Board of Directors due to his extensive experience in the financial services industry, the bank regulatory community and investment banking.

In 2023, Mr. Stikker was named as a co-defendant in a lawsuit in the Netherlands against Crossroads Real Estate, a real estate fund in the Netherlands in which BXR is a significant investor (“Crossroads”). The claimant seeks approximately 25 million Euros in damages related to a mezzanine loan provided by Crossroads to EZ Hotels. Mr. Stikker is named in his capacity as a director of BXR and related entities. The hearing on the matter is expected to be held in 2024.

Family Relationships

No family relationships exist between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

Other than as disclosed above, there are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Advisors

Peter “Pete” J. Kight has served as our senior special advisor since July 2021. From 2020 until December 2023, he was a senior special advisor of Thunder Bridge Capital Partners III Inc. From 2019 until 2021, he was a senior special advisor of Thunder Bridge Acquisition II, Ltd. (NASDAQ: THBR), which consummated its initial business combination with Indie Semiconductor, an automotive chip and software company that focuses on sensors for advanced driver assistance systems in June 2021, whereupon he became a director of Indie Semiconductor (NASDAQ: INDI). From 2018 to 2019 he was a director of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider; upon such consummation, Mr. Kight remained with the combined company, Repay Holdings Corporation (NASDAQ:RPAY) as chairman of the board of directors. Mr. Kight has 34 years of industry experience. He was an Advisor to Commerce Ventures, a Silicon Valley based venture capital firm focused on investing in innovations in the retail and financial services industries, from 2012 - 2024. Mr. Kight previously served as a Co-Chairman and Managing Partner at Comvest Partners, a mid-market private investment firm, from 2010 – 2013, and then as a Senior Advisor at Comvest Partners from 2013 to 2015. He was the Founder, Chairman, and Chief Executive Officer of CheckFree Corporation (NASDAQ: CKFR), a provider of financial services technology, from 1981 until it was acquired by Fiserv (NASDAQ: FISV) in 2007. Mr. Kight then served as director and vice chairman of Fiserv following Fiserv’s acquisition of CheckFree from 2007 to 2012 (Vice chairman from 2007 to 2010). Mr. Kight joined the board of directors of Blackbaud (NASDAQ: BLKB), a supplier of software and services specifically designed for nonprofit organizations, from 2014 - 2020. Mr. Kight served on the board of directors of Huntington Bancshares Incorporated (NASDAQ: HBAN), a regional bank holding company, from 2012 - 2020. Mr. Kight also previously served on the boards of directors of Akamai Technologies, Inc. (NASDAQ GS: AKAM), distributor of computing solutions and services, from 2004 to 2012, Manhattan Associates, Inc., (NASDAQ: MANH) a provider of supply chain planning and execution solutions, from 2007 to 2011 and Kabbage, Inc., a technology-driven SME lending company, from 2015 to November 2017. Mr. Kight was also a member of the board of directors Urjanet, Inc., a data analytics company focused primarily on energy, utility, and financial transaction data, from 2016 until they were acquired in 2022. Mr. Kight is currently a member of the board of directors of Bill.com (NYSE:BILL), a financial process automation company, from 2019 to present. From 2015 until 2018, he was a member of the board of directors of Insightpool, LLC, a marketing data analytics business focused on earned influence marketing analytics. He holds more than a dozen patents and publications for electronic banking and payment systems.

JSOV has served as our special advisor since July 2021. From 2020 until December 2023, it was a special advisor of Thunder Bridge Capital Partners III, Inc. JAM is a registered investment advisor controlled by Seymour “Sy” Jacobs. Sy Jacobs is the founding and managing member of JAM, the management company of a hedge fund and private investment vehicles. Prior to founding JAM in 1995, Mr. Jacobs spent 12 years as a research analyst covering specialty financial services and bank stocks at Alex. Brown and Sons, Mabon Nugent, L.F. Rothschild and Co., and Salomon Brothers, Inc. He earned his Bachelor of Arts, magna cum laude, from the University of Michigan and his MBA at New York University. Mr. Jacobs also serves as Chairman Emeritus of Venture for America, a non-profit whose mission is to revitalize American cities and communities through entrepreneurship.

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

Number and Terms of Office of Officers and Directors

We currently have six (6) directors. Holders of our Founder Shares have the right to elect all of our directors prior to consummation of our initial Business Combination and holders of our Public Shares do not have the right to vote for the election of directors during such time. These provisions of our Amended and Restated Charter may only be amended if approved by at least 90% of our Common Stock voting at a stockholder meeting. Our Board of Directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term.

In accordance with Nasdaq corporate governance requirements, we were not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The 2023 Special Meeting held on June 21, 2023 was a special meeting of stockholders in lieu of an annual meeting of stockholders. The term of office of the first class of directors, consisting of Mr. Paperin and Ms. Gillespie, who were elected in connection with the 2023 Special Meeting, will expire at the fourth annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Stikker and Mangum, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Simanson and Hartheimer, will expire at the third annual meeting of stockholders.

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

Committees of the Board of Directors

Our Board of Directors has two standing committees: the Audit Committee and a compensation committee (the “Compensation Committee”). Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the Audit Committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the Compensation Committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established the Audit Committee. Messrs. Hartheimer, Stikker and Paperin serve as members of our Audit Committee, and Mr. Hartheimer chairs the Audit Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the Audit Committee, all of whom must be independent. Each of Messrs. Hartheimer, Stikker and Paperin meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the Audit Committee is financially literate and our Board of Directors has determined that Mr. Hartheimer qualifies as an “Audit Committee financial expert” as defined in applicable SEC rules.

We have adopted an amended Audit Committee charter, which details the principal functions of the Audit Committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction;

●	reviewing with Management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities; and

●	advising the Board and any other Board committees if the clawback provisions of Rule 10D-1 under the Exchange Act (the “Rule”) are triggered based upon a financial statement restatement or other financial statement change, with the assistance of Management and to the extent that our securities continue to be listed on an exchange and subject to the Rule.

Compensation Committee

We have established the Compensation Committee. Mr. Mangum and Ms. Gillespie serve as members of our Compensation Committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the Compensation Committee, all of whom must be independent. Mr. Mangum and Ms. Gillespie are independent and Ms. Gillespie chairs the Compensation Committee.

We have adopted an amended Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting Management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors; and

●	(i) reviewing and making recommendations to the Board with respect to revisions to our “clawback” policy that allows us to recoup incentive compensation received by colleagues, and (ii) reviewing and making recommendations to the Board regarding “clawbacks” of incentive compensation and determining the extent, if any, to which incentive-based compensation of the relevant colleagues should be reduced or extinguished.

The amended and restated charter also provides that the Compensation Committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our amended and restated audit and Compensation Committee charters as exhibits to this Report. Our stockholders can review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Compensation Recovery and Clawback Policies

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 30, 2023, our Board of Directors approved the adoption of the Executive Compensation Clawback Policy (the “Clawback Policy”), with an effective date of October 2, 2023, in order to comply with the final clawback rules adopted by the SEC under the Rule, and the listing standards, as set forth in the Nasdaq Listing Rule 5608 (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our Board of Directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

Item 11. Executive Compensation.

Other than the monthly payments of (i) $10,000 to an affiliate of our Sponsor for office space, administrative and support services pursuant to the Administrative Services Agreement and (ii) $20,000 to an affiliate of our Chief Executive Officer for advisory services related to our search for and consummation of our initial Business Combination pursuant to the Advisory Agreement, none of our executive officers or directors has received or will receive any cash (or non-cash) compensation for services rendered to us. Our Sponsor, executive officers and directors, or any of their respective affiliates, have been and will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our independent directors review on a quarterly basis all payments that are made to our Sponsor, officers, directors or our or their affiliates.

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

It is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial Business Combination. It is anticipated that Gary A. Simanson will be appointed as an executive director with the title Chief Executive Officer and Allerd Derk Stikker will be appointed as a non-executive director of PubCo in connection with the Coincheck Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business but we do not believe that the ability of our Management to remain with us after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of April 1, 2024 based on information obtained from the persons named below, with respect to the beneficial ownership of Common Stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock;

●	each of our executive officers and directors that beneficially owns our Common Stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 10,078,338 shares of our Common Stock, which includes 3,517,087 shares of Class A Common Stock underlying the Units sold in our Initial Public Offering, 648,055 shares of Class A Common Stock underlying the Placement Units, 5,913,195 Founder Shares and one share of Class B Common Stock issued and outstanding as of April 1, 2024. On all matters to be voted upon, except for the election of directors of the Board, the holders of the shares of Class A Common Stock and the shares of Class B Common Stock vote together as a single class, unless otherwise required under applicable law. Currently, all of the shares of Class B Common Stock are convertible into shares of Class A Common Stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Placement Warrants as these Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
TBCP IV, LLC (our Sponsor)(2)	6,561,250	65.1%	1	100%	65.1%
Gary A. Simanson (2)	6,561,250	65.1%	1	100%	65.1%
William A. Houlihan	—	—	—	—	—
David E. Mangum	—	—	—	—	—
Mary Anne Gillespie	—	—	—	—	—
Robert Hartheimer	—	—	—	—	—
Stewart J. Paperin	—	—	—	—	—
Allerd D. Stikker	—	—	—	—	—
All directors and executive officers as a group (7 individuals)	6,561,250	65.1%	1	100%	65.1%

Other 5% Stockholders
Sculptor Parties (3)	1,206,601	11.9%	—	—	11.9%
Millennium Parties (4)	849,117	8.4%			8.4%
Weiss Parties (5)	650,000	6.4%	—	—	6.4%

1)	Unless otherwise noted, the business address of each of the following entities or individuals is 9912 Georgetown Pike, Suite D203, Great Falls, Virginia 22066.

2)	Mr. Simanson, our President and Chief Executive Officer, may be deemed to beneficially own shares held by our Sponsor by virtue of his control over our Sponsor, as its managing member. Mr. Simanson disclaims beneficial ownership of our Common Stock held by our Sponsor other than to the extent of his pecuniary interest in such shares. Each of our officers and directors is a member of our Sponsor.

3)	According to a Schedule 13G/A filed with the SEC on February 14, 2023 by (i) Sculptor Capital LP (“Sculptor”), a Delaware limited partnership (ii) Sculptor Capital II LP (“Sculptor-II”), a Delaware limited partnership that is wholly owned by Sculptor, (iii) Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation, which serves as the general partner of Sculptor, (iv) Sculptor Capital Holding II LLC (“SCHC-II”), a Delaware limited liability company that is wholly owned by Sculptor, which serves as the general partner of Sculptor-II, (v) Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, a holding company that is the sole shareholder of SCHC and the ultimate parent company of Sculptor and Sculptor-II, (vi) Sculptor Master Fund, Ltd. (“SCMF”) is a Cayman Islands company and Sculptor is the investment adviser to SCMF, (vii) Sculptor Special Funding, LP (“NRMD”) is a Cayman Islands exempted limited partnership that is wholly owned by SCMF. (viii) Sculptor Credit Opportunities Master Fund, Ltd. (“SCCO”) is a Cayman Islands company. Sculptor is the investment adviser to SCCO, (ix) Sculptor SC II LP (“NJGC”) is a Delaware limited partnership and Sculptor-II is the investment adviser to NJGC. Sculptor is the principal investment manager to a number of private funds and discretionary accounts (collectively, the “Accounts” and collectively with Sculptor, Sculptor-II, SCHC, SCHC II, SCU, SCMF, NRMD, SCCO, NJGC, the “Sculptor Parties”).Sculptor-II also serves as the investment manager to certain of the Accounts. The Public Shares are held in the Accounts managed by Sculptor and Sculptor-II. Sculptor, Sculptor-II, SCHC, SCHC II, SCU may each be deemed to be beneficial owners of 1,206,610, Public Shares. SCMF and NRMD may each be deemed to be beneficial owners of 716,040 Public Shares. SCCO may be deemed to be a beneficial owner of 100,000 Public Shares. NJGC may be deemed to be a beneficial owner of 390,570 Public Shares. The number of Public Shares held by the Sculptor Parties is reported as of December 31, 2022, which does not reflect any redemption of shares by the Sculptor Parties in the 2023 Redemptions or any other transactions after December 31, 2022. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect the Sculptor Parties’ current beneficial ownership. The address of the principal business office for Sculptor, Sculptor-II, SCHC, SCHC-II, and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. The address of the registered offices for SCMF, SCEN, and SCCO is c/o State Street (Cayman) Trust, Limited, 1 Nexus Way—Suite #5203, PO Box 896, Helicona Courtyard, Camana Bay, Grand Cayman, KY1-1103, Cayman. The address of the registered office of NRMD is c/o MaplesFS Limited, P.O. Box 1093, Queensgate House, Grand Cayman, KY1-1102, Cayman Islands. The address of the registered office of NJGC is c/o The Corporation Trust Company 1209 Orange Street, Wilmington DE 19801.

4)	According to a Schedule 13G/A filed with the SEC on January 24, 2023 by (i) Millennium Management LLC, a Delaware limited liability company (“Millennium LLC”), (ii) Millennium Group Management LLC, a Delaware limited liability company (“Millennium”) and (iii) Israel A. Englander, a U.S. citizen (“Mr. Englander”, and collectively with Millennium LLC and Millennium, the “Millennium Parties”). The Public Shares potentially beneficially owned by the Millenium Parties are held by entities subject to voting control and investment discretion by Millennium LLC and/or other investment managers that may be controlled by Millennium (the managing member of Millennium LLC) and Mr. Englander (the sole voting trustee of the managing member of Millennium). The number of Public Shares held by the Millennium Parties is reported as of December 31, 2022, which does not reflect any redemption of shares by the Millennium Parties in the 2023 Redemptions or any other transactions after December 31, 2022. Accordingly, the number of Public Shares and the percentages set forth in the table may not reflect the Millennium Parties’ current beneficial ownership. The principal business address for the Millenium Parties is c/o Millennium International Management LP 399 Park Avenue New York, New York 10022.

5)	According to a Schedule 13G/A filed with the SEC on February 9, 2024 by (i) Weiss Asset Management LP, a Delaware limited partnership, which holds 650,000 Public Shares (“Weiss”), (ii) BIP GP LLC, a Delaware limited liability company, which holds 408,500 Public Shares (“BIP”), (iii) WAM GP LLC, a Delaware limited liability company, which holds 650,000 Public Shares (“WAM”) and (iv) Andrew M Weiss, Ph.D., a U.S. citizen, who holds 650,000 Public Shares, (“Dr. Weiss”). Public Shares reported for BIP include Public Shares beneficially owned by a private investment partnership (the “Partnership”, and collectively with Weiss, BIP , WAM and Dr. Weiss, the “Weiss Parties”) of which BIP is the sole general partner. Weiss is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Dr. Weiss is the managing member of WAM and BIP. Public Shares reported for WAM, Dr. Weiss and Weiss include Public Shares beneficially owned by the Partnership (and reported for BIP). The principal business address for each of the Weiss Parties is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None. For more information on the Coincheck Business Combination, please see “Item 1. Business”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 8, 2021, we issued an aggregate of 6,468,750 Founder Shares to the Sponsor for an aggregate purchase price of $25,000. The Founder Shares included an aggregate of up to 843,750 shares subject to forfeiture by the Sponsor to the extent that the underwriter’s over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of our issued and outstanding shares after our Initial Public Offering. On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,152,784 Units. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option, on August 9, 2021, 555,554 shares of Class B Common Stock were forfeited for no consideration.

In July 2021, our Sponsor purchased an aggregate of 625,000 Placement Units at a price of $10.00 per unit for an aggregate purchase price of $6,250,000 simultaneously with the closing of our Initial Public Offering. Each Placement Unit is identical to the Units offered in our Initial Public Offering, except there will be no redemption rights or liquidating distributions from the Trust Account with respect to Placement Shares or Placement Warrants, which will expire worthless if we do not consummate a Business Combination within the Combination Period. On August 9, 2021, in connection with the underwriters partial exercise of the over-allotment option, we consummated a sale of an additional 23,055 Placement Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $230,550.

On June 29, 2023, we issued an aggregate of 5,913,195 shares of Class A Common Stock to the Sponsor, upon the conversion of an equal number of Class B Common Stock held by the Sponsor in the Founder Share Conversion. The 5,913,195 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement; consequently, the shares of Class A Common Stock issued in connection with the Founder Share Conversion are not registered under the Securities Act and will remain unregistered until registration is demanded by the Sponsor pursuant to the Letter Agreement. Following the Founder Share Conversion and the 2023 Redemptions, (i) there were (i) 10,078,337 shares of Class A Common Stock and one share of Class B Common Stock issued and outstanding, and (ii) the Sponsor held 65.1% of the outstanding shares of Common Stock. For more information on the Founder Share Conversion and the Founder Shares’ transfer restrictions, see “Item 1. Business”.

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

We have entered into the Administrative Services Agreement with First Capital Group, LLC, an affiliate of our Sponsor, pursuant to which we pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial Business Combination takes the maximum 36 months, an affiliate of our Sponsor will be paid a total of $360,000 ($10,000 per month) for office space, administrative and support services. As of December 31, 2023 and 2022, we had incurred a total of $120,000 and $120,000, respectively under the Administrative Services Agreement.

We have entered into the Advisory Agreement with an affiliate of our Chief Executive Officer, pursuant to which we pay a total of $20,000 per month for advisory services relating to our search for and consummation of an initial Business Combination. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial Business Combination takes the maximum 36 months, an affiliate of our Chief Executive Officer will be paid a total of $720,000 ($20,000 per month) for such advisory services and will be entitled to be reimbursed for any out-of-pocket expenses. As of December 31, 2023 and 2022, we had incurred a total of $240,000 and $240,000, respectively, under the Advisory Agreement.

Our Sponsor, officers and directors, or any of their respective affiliates, have been and will continue to be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our Audit Committee reviews, on a quarterly basis, all payments that are made to our Sponsor, officers, directors or our or their affiliates and determines which expenses and the amount of expenses that are reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our Initial Public Offering, the Sponsor loaned us an aggregate of $100,000 under the IPO Promissory Note. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2021 or the completion of our Initial Public Offering. The loans of $100,000 were fully repaid upon the consummation of our Initial Public Offering on July 2, 2021.

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

On March 25, 2022, we issued the WCL Promissory Note, representing a Working Capital Loan from the Sponsor to us, of up to $1,500,000. At December 31, 2023 and 2022 there was $781,000 and $206,000 outstanding under the WCL Promissory Note, respectively, and $115,000 and $1,294,000, respectively, remained available under the WCL Promissory Note to finance transaction costs in connection with the initial Business Combination.

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

We have entered into the Registration Rights Agreement with respect to the Founder Shares and Warrants issued upon conversion of the Working Capital Loans.

For more information on the agreements entered into in connection with the Coincheck Business Combination, please see “Item 1. Business”.

Director Independence

Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Messrs. Paperin, Stikker, Mangum and Hartheimer and Ms. Gillespie are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to GT for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by GT in connection with regulatory filings. The aggregate fees of GT for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2023 and 2022 totaled approximately $58,275 and $47,250, respectively.  The above amounts include interim procedures and audit fees, as well as attendance at Audit Committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay audit-related fees to GT for the years ended December 31, 2023 and 2022.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay GT for tax services, planning or advice for the years ended December 31, 2023 and 2022.

All Other Fees

All other fees consist of fees billed for all other services. During the years ended December 31, 2023 and 2022, other fees to GT attributable to certain due diligence advisory services totaled $0 and $825,000, respectively.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, any such services rendered prior to the formation of our Audit Committee in 2021 were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Omitted at our Company’s option.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Thunder Bridge Capital Partners IV, Inc.

Opinion on the financial statements

We have audited the accompanying balance sheets of Thunder Bridge Capital Partners IV, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, Pennsylvania

April 1, 2024

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$13,002	$32,022
Prepaid expenses	5,002	121,217
Total current assets	18,004	153,239
Cash and marketable securities held in Trust Account	37,273,384	239,770,045
Total assets	$37,291,388	$239,923,284

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,664,765	$2,126,638
Income taxes payable	1,460,954	674,439
Excise taxes payable	2,070,896	-
WCL Promissory Note payable – related party, at fair value	781,000	206,000
Total current liabilities	5,977,615	3,007,077
Warrant liability	390,110	927,321
Deferred underwriting fee payable	8,278,474	8,278,474
Total liabilities	14,646,199	12,212,872

Commitments

Shares subject to possible redemption, 3,517,086 and 23,652,784 shares at redemption value at December 31, 2023 and 2022, respectively.	37,025,930	239,406,682

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 6,561,250 and 648,055 outstanding (excluding 3,517,086 and 23,652,784 shares subject to possible redemption) as of December 31, 2023 and 2022, respectively	656	65
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 1 and 5,913,196 issued and outstanding as of December 31, 2023 and 2022, respectively	-	591
Additional paid in capital	-	-
Accumulated deficit	(14,381,397)	(11,696,926)
Total stockholders’ equity (deficit)	(14,380,741)	(11,696,270)
Total liabilities and stockholders’ equity (deficit)	$37,291,388	$239,923,284

See accompanying notes to the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022

Operating expenses	$1,389,821	$3,075,258
Loss from operations	(1,389,821)	(3,075,258)
Other income (loss):
Interest income	6,158,350	3,409,917
Change in fair value of warrant liability	537,211	3,202,088
Income (loss) before income taxes	5,305,740	3,536,747
Provision for income taxes	1,210,504	674,439
Net income	$4,095,236	$2,862,308
Weighted average shares outstanding redeemable Class A Common Stock	13,391,853	23,652,784
Basic and diluted net income per share, redeemable Class A Common Stock	$0.37	0.12

Weighted average shares outstanding non-redeemable Class A and Class B Common Stock	6,561,252	6,561,252
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B Common Stock	$(0.13)	$-

See accompanying notes to the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

							Total
	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance – December 31, 2021	648,056	$65	5,913,196	$591	$-	$(11,688,211)	$(11,687,555)
Common Stock subject to redemption	-	-	-	-	-	(2,871,023)	(2,871,023)
Net Income	-	-	-	-	-	2,862,308	2,862,308
Balance – December 31, 2022	648,056	65	5,913,196	591	-	(11,696,926)	(11,696,270)
Conversion of Class B Common Stock to Class A Common Stock	5,913,195	591	(5,913,195)	(591)	-	-	-
Common Stock subject to redemption	20,135,697	2,014	-	-	207,087,549	-	207,089,563
Common Stock redeemed	(20,135,697)	(2,014)	-	-	(207,087,549)	(4,708,811)	(211,798,374)
Excise tax imposed on Common Stock redemptions	-	-	-	-	-	(2,070,896)	(2,070,896)
Net Income	-	-	-	-	-	4,095,236	4,095,236
Balance – December 31, 2023	6,561,251	$656	1	$-	$-	$(14,381,397)	$(14,380,741)

See accompanying notes to the financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022

Cash flow from operating activities:
Net income	$4,095,236	$2,862,308
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(6,158,350)	(3,409,917)
Change in fair value of warrant liability	(537,211)	(3,202,088)
Changes in operating assets and liabilities:
Prepaid expenses	116,215	252,726
Accounts payable and accrued expenses	(461,869)	2,279,738
Income taxes payable	786,515	308,439
Net cash used in operating activities	(2,159,464)	(908,794)

Cash flows from investing activities:
Proceeds from redemption of Trust Account	208,655,007	175,531
Net cash provided by investing activities	208,655,007	175,531

Cash flows from financing activities:
Redemption of Common Stock	(207,089,563)	-
Proceeds from WCL Promissory Note payable - related party	1,179,000	206,000
Repayments of WCL Promissory Note payable - related party	(604,000)	-
Net cash (used in) provided by financing activities	(206,514,563)	206,000
Net change in cash	(19,020)	(527,263)
Cash at the beginning of the period	32,022	559,285
Cash at the end of the period	$13,002	$32,022

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$368,989	$-
Supplemental disclosures of noncash investing and financing activities:
Excise tax liabilities accrued for Common Stock redemptions	$2,070,896	$-

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

As of December 31, 2023, the Company had not yet commenced any operations. All activity for the years ended December 31, 2023 and 2022 related to the Company’s formation, the initial public offering that was consummated by the Company on July 2, 2021 (the “Initial Public Offering”), and subsequent to the completion of the Initial Public Offering, identifying a target company for and consummating a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021, as amended (File No. 333-254359) was declared effective on June 29, 2021 (the “Registration Statement”). On July 2, 2021, the Company consummated the Initial Public Offering of 22,500,000 units (“Units” and, with respect to the (i) shares of Class A Common Stock (as defined below) included in the Units offered, the “Public Shares” and (ii) redeemable warrants included in the Units offered, the “Public Warrants”), generating gross proceeds of $225,000,000 (see Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 625,000 units (the “Private Placement Units”) at a price of $10.00 per unit in a private placement to TBCP IV, LLC (the “Sponsor”), generating gross proceeds of $6,250,000 (the “Private Placement”) (see Note 4). The Private Placement Units consist of one share of Class A Common Stock (the “Private Placement Shares”), and one-fifth of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Private Placement Warrant entitles the holder to purchase one share of the Company’s Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), at an exercise price of $11.50 per whole share.

Following the closing of the Initial Public Offering on July 2, 2021, an amount of $225,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed in an U.S.-based trust account (“Trust Account”), which were initially invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, on June 22, 2023, the Company instructed Continental Stock Transfer & Trust Company (“Continental”) to liquidate the investments held in the Trust Account, as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A, with Continental continuing to act as trustee, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s stockholders, as described below.

Transaction costs of the Initial Public Offering and the Private Placement amounted to $12,793,700 consisting of (i) $4,500,000 of underwriting fees, (ii) 8,278,474 of deferred underwriting fees (see Note 6) and (iii) $418,700 of other costs.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO FINANCIAL STATEMENTS

On August 9, 2021, the underwriters of the Initial Public Offering exercised the over-allotment option in part and purchased an additional 1,152,784 units (the “Over-Allotment Units”), generating gross proceeds of $11,527, (the “Over-Allotment”). In conjunction with the Over-Allotment, the Company consummated a sale of an additional 23,055 Private Placement Units to the Sponsor at a price of $10.00 per unit, generating gross proceeds of $230,550. Following the Over-Allotment, an additional $11,527,840 of proceeds was placed in the Trust Account. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option, 555,554 shares of the Company’s Class B common stock, par value $0.0001 per share (the “Class B Common Stock,” together with the Class A Common Stock, the “Common Stock”) were forfeited for no consideration.

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

The Company will provide its holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek stockholder approval of a Business Combination at a meeting called for such purpose at which Public Stockholders may seek to redeem their Public Shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the amended and restated certificate of incorporation of the Company currently in effect, as amended (the “Amended and Restated Charter”), provides that, a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.59 per share, as of December 31, 2023, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters of the Initial Public Offering (see Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. These shares of Class A Common Stock have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

If a stockholder vote is not required and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the Amended and Restated Charter, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO FINANCIAL STATEMENTS

The Sponsor has agreed (i) to vote its Founder Shares (as defined in Note 5), the Private Placement Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (ii) not to propose an amendment to the Amended and Restated Charter with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (iii) not to redeem any shares (including the Founder Shares) and Private Placement Units (including underlying securities) into the right to receive cash from the Trust Account in connection with a stockholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek stockholder approval in connection therewith) or a vote to amend the provisions of the Amended and Restated Charter relating to stockholders’ rights of pre-Business Combination activity and (iv) that the Founder Shares and Private Placement Units (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the Trust Account assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure its stockholders that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

The Company completed its Initial Public Offering, at which time, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Additionally, the Sponsor executed the WCL Promissory Note (as defined in Note 5) to loan the Company up to $1,500,000. Through December 31, 2023, the Company has borrowed $1,385,000 and repaid $604,000 under the WCL Promissory Note, and $115,000 remained available to finance transaction costs in connection with the initial Business Combination

Extension of the Combination Period

The Company initially had until July 2, 2023, 24 months from the closing of the Initial Public Offering, to consummate its initial Business Combination (the “Combination Period”). On June 21, 2023, the Company held  a special meeting of its stockholders in lieu of an annual meeting of stockholders (the “2023 Special Meeting”) at which its stockholders approved, among other things, an amendment to the Amended and Restated Charter to (i) extend the Combination Period to July 2, 2024 (or such earlier date as determined by the Company’s board of directors (the “Board of Directors”)) (the “Extension Amendment Proposal”) and (ii) provide for the right of a holder of shares of Class B Common Stock, to convert such shares into shares of Class A Common Stock on a one-for-one basis prior to the closing of a Business Combination (the “Founder Share Amendment Proposal” and together with the Extension Amendment Proposal, the “Charter Amendment Proposals”). In connection with the vote to approve the Charter Amendment Proposals, the holders of 20,135,697 shares of Class A Common Stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.28 per share (the “Redemptions”), for an aggregate redemption amount of approximately $207.1 million. The Redemptions were effected on July 3, 2023. As a result of the Founder Share Conversion (as defined in Note 5) and the Redemptions, as of December 31. 2023, there were 10,078,337 shares of Class A Common Stock issued and outstanding.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO FINANCIAL STATEMENTS

If the Company has not completed a Business Combination by the end of the Combination Period, pursuant to the Amended and Restated Charter, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Board of Directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations under the Delaware General Corporation Law (the “DGCL”) to provide for claims of creditors and the requirements of applicable law. The underwriters of the Initial Public Offering have agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

In connection with the stockholders’ vote at the 2023 Special Meeting, Public Stockholders exercised their right to redeem 20,135,697 shares of Common Stock for a total of $207,089,563. The Excise Tax should be recognized in the period incurred, that is when the repurchase occurs. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, that occurs within a tax year should be recorded in the period of such stock issuance or event giving rise to an exception. As of December 31, 2023, the Company recorded $2,070,896 of Excise Tax liability calculated as 1% of shares redeemed on July 3, 2023.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO FINANCIAL STATEMENTS

Nasdaq Notice

On October 24, 2023, the Company received a letter (the “Total Stockholders Notice”) from the Listing Qualifications Department of Nasdaq (the “Nasdaq Staff” notifying the Company that it is not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Total Stockholders Rule”). The Total Stockholders Notice stated that the Company had until December 8, 2023 to provide Nasdaq with a plan to regain compliance. The Total Stockholders Notice had no immediate effect on the listing of our securities, and our securities continue to trade on the Nasdaq Global Market.

On October 26, 2023, the Company filed a Current Report on Form 8-K to disclose its receipt of the Total Stockholders Notice in accordance with Nasdaq Listing Rule 5810(b).

On December 8, 2023, the Company submitted its plan to meet the requirements under the Total Stockholders Rule. On December 13, 2023, the Company received a letter from the Nasdaq Staff granting the Company until April 22, 2024 to file documentation with Nasdaq from the Company’s transfer agent, or independent source, that demonstrates that its Common Stock has a minimum of 400 total holders. In the event the Company does not satisfy these terms, the Nasdaq Staff will provide the Company with a written notification that its securities will be delisted. At that time, the Company may appeal the Nasdaq Staff’s determination to a Listing Qualifications Panel.

The Company intends to continue with its plan to meet the requirements and regain compliance under the Total Stockholders Rule. However, there can be no assurance that it will be able to regain compliance under the Total Stockholders Rule, or will otherwise be in compliance with other Nasdaq listing criteria.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Correction of an Immaterial Error in Previously issued Financial Statements

During the three months ended December 31, 2023, the Company determined that it had made an error when calculating its December 31, 2022 accrual for legal fees in connection with its proposed Business Combination.  Accordingly, the Company recorded an adjustment and concurrently corrected for an underaccrual of income taxes as of December 31, 2022 and revised the December 31, 2022 balances presented herein.  The below table shows the line items impacted and compares the amounts as previously stated to the revised amounts included in “Item 1. Business” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (this “Report”).

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO FINANCIAL STATEMENTS

The balance sheet amounts shown below are as of December 31, 2022.  The income statement amounts are for the year ended December 31, 2022.

	As Stated	Revised	Change
Balance Sheet
Accounts payable and accrued expenses	$1,596,449	$2,126,638	$530,189
Income taxes payable	308,439	674,439	366,000
Accumulated deficit	(10,800,737)	(11,696,926)	(896,189)

Income Statement
Formation costs and other operating expenses	$2,545,069	$3,075,258	$530,189
Loss from operations	(2,545,069)	(3,075,258)	(530,189)
Provision for income taxes	308,439	674,439	366,000
Net income	$3,758,497	$2,862,308	(896,189)

Basic and diluted net income per share, redeemable Class A Common Stock	$0.15	$0.12	$(0.03)
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B Common Stock	$0.03	$-	$(0.03)

Liquidity and Capital Resources

As of December 31, 2023, the Company had a working capital deficit of approximately $5,960,000, including approximately $13,000 in its operating bank account.

The Company’s liquidity needs to date have been satisfied through (i) a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, (ii) an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on behalf of the Company and (iii) the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of December 31, 2023 and 2022, there was $781,000 and $206,000, respectively, outstanding under the WCL Promissory Note (see Note 5).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern” (“ASC 205-40”), the Company has evaluated its liquidity and financial condition and determined that it is probable the Company will not be able to meet its obligations over the period of one year from the issuance date of the accompanying financial statements. In addition, while the Company plans to seek additional funding or to consummate an initial Business Combination, there is no guarantee the Company will be able to borrow such funds from its Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers and directors in order to meet its obligations through the earlier of the consummation of an initial Business Combination or one year from this filing. The Company has determined that the uncertainty surrounding its liquidity condition raises substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO FINANCIAL STATEMENTS

In connection with the vote to approve the Charter Amendment Proposals and the Redemptions, the Company received $988,100 from Continental, the trustee of the Trust Account, from the excess interest in the Trust Account, pursuant to the Company’s letter of instructions requesting a withdrawal sufficient to meet any potential estimated tax obligations. The Company anticipates continuing to make payments on its operating expenses, including taxes as they become due and payable through a combination of cash held on the balance sheet and advances from the Working Capital Loans (as defined in Note 5). The Company estimates as of December 31, 2023, income taxes payable of $1,460,954. As of December 31, 2023, the Company’s cash balances are insufficient to pay its estimated income tax obligation. The Sponsor has advised the Company that it is prepared to honor advances to meet the Company’s income tax obligations, less any cash held on the Company’s balance sheet, as they become due.

During 2023 and 2022, the Company made payments for operating expenses, including taxes, as well as other expenses and obligations, including repayment of advances made on the WCL Promissory Note.

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

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the accompanying financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires Management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the accompanying financial statements, which Management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

The Company had $13,002 and $32,022 in cash and no cash equivalents as of December 31, 2023 and 2022, respectively.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On June 22, 2023, the Company instructed Continental to liquidate the investments held in the Trust Account as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of the Business Combination or liquidation. As a result, at December 31, 2023, the assets held in the Trust Account were invested in an interest-bearing demand deposit account at a bank.

Shares Subject to Possible Redemption

All of the Class A Common Stock sold as part of the Units in the Initial Public Offering contain a redemption feature that allows for the redemption of such shares (i) in connection with the Company’s liquidation, (ii) if there is a shareholder vote or tender offer in connection with the Business Combination and (iii) in connection with certain amendments to the Amended and Restated Charter. In accordance with ASC 480, conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, such shares are classified as stockholders’ equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of December 31, 2023 and December 31, 2022, 3,517,086 and 23,652,784 shares of Class A Common Stock, respectively, representing the Public Shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the accompanying balance sheets.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO FINANCIAL STATEMENTS

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

The following tables reflect the calculation of basic and diluted net income (loss) per share:

	For the Years Ended December 31,
	2023	2022
Net Income	$4,095,236	$2,862,308
Accretion of redeemable common stock to redemption amount	(4,708,811)	(2,871,023)
Excise taxes on stock redemption	(2,070,896)	-
Net income (loss) including accretion of temporary equity to redemption value and excise taxes on stock redemption	$(2,684,471)	$(8,715)

	For the Years December 31,
	2023		2022
	Redeemable	Non-redeemable	Redeemable	Non-redeemable

Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss) including accretion of temporary equity to redemption value	$(1,801,727)	$882,744)	$(6,822)	$(1,893)
Accretion of redeemable Common Stock to redemption value	4,708,811		2,871,023	-
Excise taxes on stock redemption	2,070,896	-	-	-
Net income (loss)	$4,977,980	$(882,744)	$2,864,201	$(1,893)
Denominator:
Basic and diluted weighted average Common Stock outstanding	13,391,853	6,561,252	23,652,784	6,561,252
Basic and diluted net income (loss) per share	$0.37	$(0.13)	$0.12	$-

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value upon issuance and remeasured at each reporting date, with changes in the fair value reported in the accompanying statements of operations. The classification of derivative financial instruments is evaluated at the end of each reporting period.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the accompanying balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrants

The Company accounts for the Warrants as liability-classified instruments based on an assessment of the Warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the Warrants (i) are freestanding financial instruments pursuant to ASC 480, (ii) meet the definition of a liability pursuant to ASC 480, and (iii) meet all of the requirements for equity classification under ASC 815, including whether the Warrants are indexed to the Company’s own Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of Warrant issuance and as of each subsequent reporting period while the Warrants are outstanding. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the Warrants where not all of the stockholders also receive cash, the Warrants do not meet the criteria for equity treatment thereunder, as such, the Warrants must be recorded as derivative liability.

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all the criteria for equity classification, the Warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the Warrants are recognized as a non-cash gain or loss on the accompanying statements of operations.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the accompanying financial statements.

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date December 31, 2023 through the date the accompanying financial statements were issued. Based upon the review, Management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the accompanying financial statements, except as follows:

On March 28, 2024, the Company issued a promissory note to the Sponsor in the principal amount of up to $1,000,000 (the “2024 Promissory Note”). The 2024 Promissory Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of the Company’s liquidation. As of the date of the Report, the Company has borrowed $887,500 under the 2024 Promissory Note.

As of the date of the Report, the Company has borrowed an additional $115,000 under the WCL Promissory Note in 2024 and $0 remains available to borrow under the WCL Promissory Note.

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

On August 9, 2021, the underwriter of the Initial Public Offering exercised the over-allotment option in part and purchased an additional 1,152,784 Over-Allotment Units at $10.00 per Over-Allotment Unit.

NOTE 4. PRIVATE PLACEMENT

On July 2, 2021, simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 625,000 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $6,250,000 in the Private Placement. On August 9, 2021, in connection with the Over-Allotment, the Company consummated a sale of an additional 23,055 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $230,550.

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

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (i) one year after the completion of a Business Combination or (ii) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property. Notwithstanding the foregoing, if the last reported sale price of the Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

On June 29, 2023, following the approval of the Founder Share Amendment Proposal by the Company’s stockholders at the 2023 Special Meeting, the Company issued an aggregate of 5,913,195 shares of Class A Common Stock to the Sponsor upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor as Founder Shares (the “Founder Share Conversion”). The 5,913,195 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, as described above. As a result of the Founder Share Conversion and the Redemptions, the Sponsor holds approximately 65.1% of the issued and outstanding shares of Class A Common Stock at December 31, 2023.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO FINANCIAL STATEMENTS

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 25, 2022, the Company issued a promissory note, representing a Working Capital Loan from the Sponsor, of up to $1,500,000 (as amended and restated, the “WCL Promissory Note”). At December 31, 2023 and 2022 there was $781,000 and $206,000 outstanding under the WCL Promissory Note, respectively. Through December 31, 2023, the Company had borrowed $1,385,000 and repaid $604,000 of the total advanced, so that $115,000  remained available to finance transaction costs in connection with the initial Business Combination.

The fair value of the WCL Promissory Note as of December 31, 2023 and 2022 was $781,000 and $206,000, respectively, with changes in fair value recorded to the accompanying statements of operations. For the years ended December 31, 2023 and 2022, there were no changes in fair value recorded to the accompanying statements of operations.

Administrative Support Agreement

The Company entered into an agreement, whereby, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company had incurred and paid $120,000 and $120,000 for the years ended December 31, 2023 and 2022, respectively.

Advisory Agreement

The Company entered into an agreement, whereby, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays an affiliate of its Chief Executive Officer a monthly fee of $20,000 for advisory services related to its search for and consummation of its Business Combination. The Company had incurred and paid $240,000 and $240,000 for the years ended December 31, 2023 and 2022, respectively.

NOTE 6. COMMITMENTS

Registration Rights

The holders of the Founder Shares, Private Placement Units and any units that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) are entitled to registration rights pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A Common Stock). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 7. WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the consummation of a Business Combination or (ii) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

Once the Public Warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A Common Stock and equity-linked securities) for any 20 trading days within a 30-trading day period commencing no earlier than the date the Warrants become exercisable and ending on the third business day before the date on which the Company sends the notice of redemption to the warrant holders.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO FINANCIAL STATEMENTS

In addition, once the Public Warrants become exercisable, the Company may redeem the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.10 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder, provided that holders will be able to exercise their Public Warrants on a cashless basis prior to redemption and receive that number of shares of Class A Common Stock to be determined by reference to a formula set out in the warrant agreement, dated June 29, 2021, by and between the Company and Continental (the “Warrant Agreement”);

●	if, and only if, the last reported sale price of the Class A Common Stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class Common Stock and equity-linked securities) for any 20 trading days within a 30-trading day period commencing no earlier than the date the Warrants become exercisable and ending on the third business day before the date on which the Company sends the notice of redemption to the warrant holders (the “30-day Reference Period”); and

●	if, and only if, the last reported sale price of the Class A Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A Common Stock and equity-linked securities) for any 20 trading days within the 30-day Reference Period, the Private Placement Warrants are also concurrently redeemed at the same price and terms as the outstanding Public Warrants (provided that the redemption may be on a cashless basis).

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

In addition, if (i) the Company issues additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by the Board of Directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Common Stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price and the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the greater of the Market Value and the Newly Issued Price.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2023 and 2022, there were (i) 4,730,557 whole Public Warrants outstanding with a fair value of $378,445 and $898,806, respectively, and (ii) 129,611 Private Placement Warrants outstanding with a fair value of $11,665 and $28,514, respectively.

The Company accounts for the 4,730,557 Public Warrants and the 129,611 Private Placement Warrants issued and outstanding in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a derivative liability.

The Company believes that the adjustments to the exercise price of the Warrants is based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815–40, and thus the Warrants are not eligible for an exception from derivative accounting. The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classifies each Warrant as a liability at its fair value and the Warrants have been allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the Warrant liability will be adjusted to fair value, with the change in fair value recognized in the accompanying statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the Warrants will be reclassified as of the date of the event that causes the reclassification.

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At December 31, 2023 and 2022, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A Common Stock. Holders of the Class A Common Stock are entitled to one vote for each share. At December 31, 2022, there were 648,055 shares of Class A Common Stock issued and outstanding (excluding 23,652,784 share of Class A Common Stock subject to possible redemption). In connection with the 2023 Special Meeting and the vote to approve the Charter Amendment Proposals, holders of 20,135,697 shares of Class A Common Stock elected to redeem their shares from the Trust Account for approximately $10.28 per share, or an aggregate of approximately $207.1 million. These shares were subsequently redeemed on July 3, 2023. As a result of the Founder Share Conversion and the Redemptions, as of December 31, 2023, there were 6,561,251 shares of Class A Common Stock issued and outstanding (excluding 3,517,087 shares of Class A Common Stock subject to possible redemption).

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO FINANCIAL STATEMENTS

Class B Common Stock

The Company is authorized to issue up to 20,000,000 shares of Class B Common Stock. Holders of the Class B Common Stock are entitled to one vote for each share. At December 31, 2022, there were 5,913,196 shares of Class B Common Stock issued and outstanding. On June 29, 2023, following the approval of the Founder Share Amendment Proposal by the Company’s stockholders at the 2023 Special Meeting, the Company issued an aggregate of 5,913,195 shares of Class A Common Stock to the Sponsor upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor as Founder Shares. The 5,913,195 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion (see Note 5). Following the Founder Share Conversion and the Redemptions, at December 31, 2023, there were 10,078,337 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding and the Sponsor holds approximately 65.1% of the issued and outstanding shares of Class A Common Stock.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	December 31,
Description	Level	2023	2022
Assets:
Cash and marketable securities held in Trust Account (1)	1	$37,273,384	$239,770,045

Liabilities:
Public Warrants	1	$378,445	$898,806
Private Placement Warrants	2	11,665	28,514
WCL Promissory Note payable – related party, at fair value	3	781,000	206,000

(1)	Measured at fair value on a recurring basis.

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within Warrant liabilities on the accompanying balance sheets. The Warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of Warrant liabilities in the accompanying statements of operations.

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

NOTES TO FINANCIAL STATEMENTS

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

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2023 and 2022, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “THCPW”. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is classified as Level 2, due to the use of observable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at the subsequent measurement date:

	December 31,
Input	2023	2022
Risk-free interest rate	3.84%	3.99%
Expected term (years)	5	5
Expected term to consummate the Business Combination (years)	0.50	0.55
Expected Volatility	24.0%	25.6%
Exercise Price	11.50	11.50
Stock price	10.22	9.95

As of December 31, 2023 and 2022, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $390,000 and $927,000, respectively.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO FINANCIAL STATEMENTS

The following table presents the changes in the fair value of Warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of December 31, 2021	$111,465	$4,020,973	$4,132,469

Change in valuation inputs and other assumptions	(82,951)	(3,122,167)	(3,205,118)
Fair value as of December 31, 2022	28,514	898,806	927,321
Change in valuation inputs and other assumptions	(16,849)	(520,361)	(537,210)
Fair value as of December 31, 2023	$11,665	$378,445	$390,110

NOTE 10. BUSINESS COMBINATION

On March 22, 2022, the Company entered into a business combination agreement (as amended, the “Coincheck Business Combination Agreement”), by and among the Company, Coincheck Group B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“PubCo”), M1 Co G.K., a Japanese limited liability company (“HoldCo”), Coincheck Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Coincheck, Inc., a Japanese joint stock company (godo kaisha) (“Coincheck”). On May 31, 2023, the Company, PubCo, HoldCo, Merger Sub and Coincheck entered into an amendment to the Coincheck Business Combination Agreement, extending the Termination Date (as defined in the Coincheck Business Combination Agreement) from July 2, 2023 to July 2, 2024, and providing an additional termination right for the Company and for Coincheck, if at any time prior to Closing (as defined in the Coincheck Business Combination Agreement), the Common Stock or Warrants are delisted on the Nasdaq Global Market, subject to an available cure period.

If the Coincheck Business Combination Agreement is approved by the Company’s stockholders, and the transactions contemplated by the Coincheck Business Combination Agreement are consummated, (i) Coincheck equityholders will conduct a share exchange pursuant to which they will receive shares of PubCo and Coincheck will become a wholly owned subsidiary of PubCo and (ii) the Company will merge with and into a wholly-owned subsidiary of PubCo, with the Company continuing as the surviving corporation and a wholly owned subsidiary of PubCo, with Company stockholders and warrantholders receiving identical numbers of securities of PubCo (collectively, the “Coincheck Business Combination”).

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

The foregoing description of the Coincheck Business Combination Agreement is subject to and qualified in its entirety by reference to the full text of the (i) Coincheck Business Combination Agreement, a copy of which is filed with this Report, to which the accompanying financial statements and these notes form a part, and (ii) amendment to the Coincheck Business Combination Agreement, a copy of which is filed with this Report. Other than as specifically discussed, this Report does not give effect to the proposed Coincheck Business Combination.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11. INCOME TAXES

As of December 31, 2023 and December 31, 2022, the Company’s net deferred tax assets are as follows:

	December 31, 2023	December 31, 2022
Deferred tax asset:
Organizational costs/Startup expenses	$1,189,400	$793,986
Net operating loss carryover	-	-
Total deferred tax asset	1,189,400	793,986
Valuation allowance	(1,189,400)	(793,986)
Deferred tax asset, net of allowance	$-	$-

The income tax benefit for the years ended December 31, 2023 and 2022 consists of the following:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Federal:
Current	$1,210,504	674,439

State:
Current	-	-
Income tax provision	$1,210,504	$674,439

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and December 31, 2021, consists of the following:

	December 31, 2023	December 31, 2022
Statutory federal income tax rate	21.00%	21.0%
Change in fair value of Warrant liabilities	(2.2)%	(19.0)%
Change in valuation allowance	6.3%	22.5%
Effective Tax Rate	24.1%	24.5%

The Company will file taxes in the U.S. Federal jurisdiction.

The Company does not have any net operating loss carryovers at 2023 and 2022, respectively.

The Company is subject to taxation in the United States. As of December 31, 2023, the Company has no tax years under examination by the Internal Revenue Services. The U.S. federal tax returns for tax years 2022, 2021 and 2020 remain open to examination by the tax authorities.

The Company has established a full valuation allowance for its deferred tax assets for the years ended December 31, 2023 and 2022, as it is more likely than not that these assets will not be realized in the foreseeable future. The valuation allowance increased by 395,414 from 2022 to 2023 and increased by $703,434 from 2021 to 2022.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated June 29, 2021, by and between the Company and Morgan Stanley & Co. LLC. (3)
2.1	Business Combination Agreement, dated as of March 22, 2022, by and among the Company, Coincheck Group B.V., M1 Co G.K., Coincheck Merger Sub, Inc., and Coincheck, Inc. (4) +
2.2	Amendment to Business Combination Agreement, dated as of May 31, 2023, by and among the Company, Coincheck Group B.V., M1 Co G.K., Coincheck Merger Sub, Inc., and Coincheck, Inc. (7)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	By Laws. (1)
3.3	Amendment to Amended and Restated Certificate of Incorporation. (8)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated June 29, 2021, by and between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. (3)
4.5	Description of Registered Securities. (6)
10.1	Promissory Note, dated January 7, 2021, issued to TBCP IV, LLC (1)
10.2	Securities Subscription Agreement, dated January 7, 2021, by and between the Company and TBCP IV, LLC. (1)
10.3	Form of Indemnity Agreement. (2)
10.4	Investment Management Trust Account Agreement, dated June 29, 2021, by and between Continental Stock Transfer & Trust Company, as trustee, and the Company. (3)
10.5	Registration Rights Agreement, dated June 29, 2021, by and among the Company, TBCP IV, LLC and the holders party thereto. (3)
10.6	Letter Agreement, dated June 29, 2021, by and among the Company, its officers, directors and TBCP IV, LLC. (3)
10.7	Placement Unit Purchase Agreement, dated June 29, 2021, by and between the Company and TBCP IV, LLC. (3)
10.8	Advisory Services Agreement, dated June 29, 2021, by and between the Company and Thunder Bridge Capital, LLC. (3)
10.9	Administrative Services Agreement, dated June 29, 2021, by and between the Company and First Capital Group, LLC. (3)
10.10	Sponsor Support Agreement dated as of March 22, 2022, by and among TBCP IV, LLC, Gary A. Simanson, the Company, Coincheck Group B.V., Coincheck, Inc., and Monex Group, Inc. (4)
10.11	Company Support Agreement, dated as of March 22, 2022, by and among the Company, Monex Group, Inc., and Coincheck Group B.V. (4)
10.12	Form of Lock-Up Agreement, dated as of March 22, 2022, by Coincheck Group B.V., Coincheck, Inc., and the individual named therein. (4)
10.13	Form of Registration Rights Agreement. (4)
10.14	Promissory Note, dated May 31, 2022, issued to TBCP IV, LLC. (5)
10.15	Promissory Note, dated March 28, 2024 issued to TBCP IV, LLC.*

14.1	Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
97.1	Policy Related to Recovery of Erroneously Awarded Compensation, adopted November 30, 2023.*
99.1	Amended Audit Committee Charter.*
99.2	Amended Compensation Committee Charter.*
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith

**	Furnished herewith

+	Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-254359), filed with the SEC on March 16, 2021.

(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-254359), filed with the SEC on June 21, 2021.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2021.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on March 22, 2022

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022, as filed with the SEC on May 16, 2022.

(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023.

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 31, 2023.

(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 22, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2024	Thunder Bridge Capital Partners IV, Inc.

	By:	/s/ Gary A. Simanson
	Name:	Gary A. Simanson
	Title:	Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Gary A. Simanson	President, Chief Executive Officer and Director	April 1, 2024
Gary A. Simanson	(Principal Executive Officer)

/s/ William A. Houlihan	Chief Financial Officer	April 1, 2024
William A. Houlihan	(Principal Financial and Accounting Officer)

/s/ David E. Mangum	Director	April 1, 2024
David E. Mangum

/s/ Robert Hartheimer	Director	April 1, 2024
Robert Hartheimer

/s/ Stewart J. Paperin	Director	April 1, 2024
Stewart J. Paperin

/s/ Allerd D. Stikker	Director	April 1, 2024
Allerd D. Stikker

/s/ Mary Anne Gillespie	Director	April 1, 2024
Mary Anne Gillespie