Form 10-Q
period 2024-03-31
Thunder Bridge Capital Partners IV, Inc.
filed 2024-05-15
CIK 1843993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 15, 2024, there were 10,078,337 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and one share of Class B common stock, par value $0.0001 per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”) of the registrant issued and outstanding.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$650,201	$13,002
Prepaid expenses	63,253	5,002
Total current assets	713,454	18,004
Cash and marketable securities held in Trust Account	37,620,853	37,273,384
Total assets	$38,334,307	$37,291,388

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,725,138	$1,664,765
Income taxes payable	1,526,366	1,460,954
Excise taxes payable	2,070,896	2,070,896
WCL Promissory Note payable - related party	896,000	781,000
2024 Promissory Note payable - related party	687,500	-
Total current liabilities	6,905,900	5,977,615
Warrant liability	731,618	390,110
Deferred underwriting fee payable	8,278,474	8,278,474
Total liabilities	15,915,992	14,646,199

Commitments
Shares subject to possible redemption, 3,517,087 shares at redemption value at March 31, 2024 and December 31, 2023, respectively.	36,941,987	37,025,930

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 6,561,250 outstanding (excluding 3,517,087 and 3,517,087 shares subject to possible redemption) as of March 31, 2024 and December 31, 2023, respectively	656	656
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 1 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Additional paid in capital	-	-
Accumulated deficit	(14,524,328)	(14,381,397)
Total stockholders’ equity (deficit)	(14,523,672)	(14,380,741)
Total liabilities and stockholders’ equity (deficit)	$38,334,307	$37,291,388

See accompanying notes to the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023

Formation costs and other operating expenses	$207,473	$336,090
Loss from operations	(207,473)	(336,090)
Other income (loss):
Interest income	387,519	2,543,458
Change in fair value of warrant liability	(341,508)	51,194
Income (loss) before income taxes	(161,462)	2,258,562
Provision for income taxes	65,412	471,119
Net (loss) income	$(226,874)	$1,787,443
Weighted average shares redeemable outstanding Class A Common Stock	3,517,087	23,652,784
Basic and diluted net income (loss) per share, redeemable Class A Common Stock	$(0.04)	$0.08

Weighted average shares outstanding non-redeemable Class A and Class B Common Stock	$6,561,252	6,561,252
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B Common Stock	$(0.01)	$(0.01)

See accompanying notes to the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2022	648,056	$65	5,913,196	$591	$-	$(10,800,737)	$(10,800,081)
Common Stock subject to redemption	-	-	-	-	-	(1,953,359)	(1,953,359)
Net Income	-	-	-	-	-	1,787,443	1,787,443
Balance - March 31, 2023	648,056	$65	5,913,196	$591	$-	$(10,966,653)	$(10,965,997)

Balance - December 31, 2023	6,561,250	$656	1	$-	$-	$(14,381,397)	$(14,380,741)
Common Stock subject to redemption	-	-	-	-	-	83,943	83,943
Net Loss	-	-	-	-	-	(226,874)	(226,874)
Balance - March 31, 2024	6,561,250	$656	1	$-	$-	$(14,524,328)	$(14,523,672)

See accompanying notes to the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023

Cash flow from operating activities:
Net (loss) income	$(226,874)	$1,787,443
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned in Trust Account	(387,519)	(2,543,458)
Change in fair value of warrant liability	341,508	(51,194)
Changes in operating assets and liabilities:
Prepaid expenses	(58,251)	2,954
Accounts payable and accrued expenses	60,373	153,845
Income taxes payable	65,412	471,119
Net cash used in operating activities	(205,351)	(179,291)

Cash flows from investing activities:
Amounts withdrawn from Trust Account to pay taxes	40,050	133,904
Net cash provided by investing activities	40,050	133,904

Cash flows from financing activities:
Proceeds from WCL Promissory Note payable - related party	115,000	20,000
Proceeds from 2024 Promissory Note payable - related party	687,500	-
Net cash provided by financing activities	802,500	20,000
Net change in cash	637,199	(25,387)
Cash at the beginning of the period	13,002	32,022
Cash at the end of the period	$650,201	$6,635

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

As of March 31, 2024, the Company had not yet commenced any operations. All activity from the period of January 7, 2021(inception) through March 31, 2024 related to the Company’s formation, the initial public offering that was consummated by the Company on July 2, 2021 (the “Initial Public Offering”), and subsequent to the completion of the Initial Public Offering, identifying a target company for and consummating a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021, as amended (File No. 333-254359) was declared effective on June 29, 2021 (the “IPO Registration Statement”). On July 2, 2021, the Company consummated the Initial Public Offering of 22,500,000 units (“Units” and, with respect to the (i) shares of Class A Common Stock included in the Units offered, the “Public Shares” and (ii) redeemable warrants included in the Units offered, the “Public Warrants”), generating gross proceeds of $225,000,000 (see Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 625,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to TBCP IV, LLC (the “Sponsor”), generating gross proceeds of $6,250,000 (the “Private Placement”) (see Note 4). The Private Placement Units consist of one share of Class A Common Stock (the “Private Placement Shares”), and one-fifth of one redeemable warrant (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Each whole Private Placement Warrant entitles the holder to purchase one share of the Class A Common Stock at an exercise price of $11.50 per whole share.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On August 9, 2021, the underwriters of the Initial Public Offering exercised the over-allotment option in part and purchased an additional 1,152,784 units (the “Over-Allotment Units”), generating gross proceeds of $11,527,840 (the “Over-Allotment”). In conjunction with the Over-Allotment, the Company consummated a sale of an additional 23,055 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $230,550. Following the Over-Allotment, an additional $11,527,840 of proceeds was placed in the Trust Account. In connection with the partial exercise of the over-allotment option and the expiration of the over-allotment option, 555,554 shares of the Class B Common Stock were forfeited for no consideration.

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

The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.70  per share, as of March 31, 2024, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters of the Initial Public Offering (see Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. These shares of Class A Common Stock have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

The Company completed its Initial Public Offering, at which time, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Additionally, the Sponsor executed the (i) WCL Promissory Note (as defined in Note 5) and (ii) 2024 Promissory Note (as defined in Note 5) to loan the Company up to $1,500,000 and $1,000,000, respectively. Through March 31, 2024, the Company had borrowed $1,500,000 and repaid $604,000 under the WCL Promissory Note. Through March 31, 2024, the Company had borrowed $687,500 under the 2024 Promissory Note, and $312,500 remained available to finance transaction costs in connection with the initial Business Combination.

Extension of the Combination Period

The Company initially had until July 2, 2023, 24 months from the closing of the Initial Public Offering, to consummate its initial Business Combination (the “Combination Period”). On June 21, 2023, the Company held  a special meeting of its stockholders in lieu of an annual meeting of stockholders (the “2023 Special Meeting”) at which its stockholders approved, among other things, an amendment to the Amended and Restated Charter to (i) extend the Combination Period to July 2, 2024 (or such earlier date as determined by the Company’s board of directors (the “Board of Directors”)) (the “Extension Amendment Proposal”) and (ii) provide for the right of a holder of shares of Class B Common Stock, to convert such shares into shares of Class A Common Stock on a one-for-one basis prior to the closing of a Business Combination (the “Founder Share Amendment Proposal” and together with the Extension Amendment Proposal, the “Charter Amendment Proposals”). In connection with the vote to approve the Charter Amendment Proposals, Public Stockholders of 20,135,697 shares of Class A Common Stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.28 per share (the “2023 Redemptions”), for an aggregate redemption amount of approximately $207.1 million. The 2023 Redemptions were effected on July 3, 2023. As a result of the Founder Share Conversion (as defined in Note 5) and the 2023 Redemptions, as of March 31, 2024 and December 31, 2023, there were 10,078,337 shares of Class A Common Stock issued and outstanding.

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

The Company may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of the Public Stockholders, who will be provided the opportunity to redeem all or a portion of their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in the Trust Account, the Company’s capitalization, principal stockholders and other impacts on the Company, such as its ability to maintain its listing on the Nasdaq Global Market.

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax.  In April 2024, the Treasury issued proposed regulations providing guidance with respect to the Excise Tax. Taxpayers may rely on these proposed regulations until final regulations are issued. Under the proposed regulations, liquidating distributions made by publicly traded domestic corporations are exempt from the Excise Tax. In addition, any redemptions that occur in the same taxable year as a liquidation is completed will also be exempt from such tax.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the stockholders’ vote at the 2023 Special Meeting, Public Stockholders exercised their right to redeem 20,135,697 shares of Common Stock for a total of $207,089,563. The Excise Tax should be recognized in the period incurred, that is when the repurchase occurs. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, that occurs within a tax year should be recorded in the period of such stock issuance or event giving rise to an exception. As of March 31, 2024 and December 31, 2023, the Company recorded $2,070,896 of Excise Tax liability calculated as 1% of shares redeemed on July 3, 2023.

Nasdaq Notice

On October 24, 2023, the Company received a letter (the “Total Stockholders Notice”) from the Listing Qualifications Department of Nasdaq (the “Nasdaq Staff”) notifying the Company that it was not in compliance with Nasdaq Listing Rule 5450(a)(2), which requires the Company to maintain at least 400 total holders for continued listing on the Nasdaq Global Market (the “Total Stockholders Rule”). The Total Stockholders Notice stated that the Company had until December 8, 2023 to provide Nasdaq with a plan to regain compliance. If the plan was accepted, Nasdaq Staff may grant an extension of up to 180 calendar days from the date of the Total Stockholders Notice to evidence compliance. If Nasdaq Staff did not accept the Company’s plan, the Company would have the opportunity to appeal that decision to a Nasdaq Hearings Panel. The Total Stockholders Notice had no immediate effect on the listing of the Company’s securities, and its securities continued to trade on the Nasdaq Global Market.

On October 26, 2023, the Company filed a Current Report on Form 8-K to disclose its receipt of the Total Stockholders Notice in accordance with Nasdaq Listing Rule 5810(b).

On December 8, 2023, the Company submitted its plan to meet the requirements under the Total Stockholders Rule. On December 13, 2023, the Company received a letter from the Nasdaq Staff granting it until April 22, 2024 to file documentation with the Nasdaq Staff from its transfer agent, or independent source, that demonstrates that its Common Stock has a minimum of 400 total holders. The Company submitted such documentation to the Nasdaq Staff on April 17, 2024.

On April 26, 2024, the Company received a letter from the Nasdaq Staff (i) confirming receipt of the submitted documentation, (ii) determining that the Company is in compliance with the Total Stockholders Rule and (iii) declaring the matter now closed.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the FASB ASC and pursuant to the accounting and disclosure rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements does not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

Liquidity and Capital Resources

As of March 31, 2024, the Company had a working capital deficit of approximately $6,192,000, including approximately $650,000 in its operating bank account.

The Company’s liquidity needs to date have been satisfied through (i) a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, (ii) an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on behalf of the Company and (iii) the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of March 31, 2024 and December 31, 2023, there was $896,000 and $781,000, respectively, outstanding under the WCL Promissory Note and $687,500 and $0, respectively, outstanding under the 2024 Promissory Note (see Note 5).

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

In connection with the vote to approve the Charter Amendment Proposals and the 2023 Redemptions, the Company received $988,100 from Continental, the trustee of the Trust Account, from the excess interest in the Trust Account, pursuant to the Company’s letter of instructions requesting a withdrawal sufficient to meet any potential estimated tax obligations. The Company anticipates continuing to make payments on its operating expenses, including taxes as they become due and payable through a combination of cash held on the balance sheet and advances from the Working Capital Loans (as defined in Note 5). The Company estimates as of March 31, 2024, income taxes payable of $1,526,366. As of March 31, 2024, the Company’s cash balances are insufficient to pay its estimated income tax obligation. The Sponsor has advised the Company that it is prepared to honor advances to meet the Company’s income tax obligations, less any cash held on the Company’s balance sheet, as they become due.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company had $650,201 and $13,002 in cash and no cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Cash Held in Trust Account

On June 22, 2023, the Company instructed Continental to liquidate the investments held in the Trust Account as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of the Business Combination or liquidation. As a result, at March 31, 2024 and December 31, 2023, the assets held in the Trust Account were held in an interest-bearing demand deposit account at a bank.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Shares Subject to Possible Redemption

All of the Class A Common Stock sold as part of the Units in the Initial Public Offering contain a redemption feature that allows for the redemption of such shares (i) in connection with the Company’s liquidation, (ii) if there is a shareholder vote or tender offer in connection with the Business Combination and (iii) in connection with certain amendments to the Amended and Restated Charter. In accordance with ASC 480, conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, such shares are classified as stockholders’ equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of March 31, 2024 and December 31, 2023, 3,517,087 and 3,517,087 shares of Class A Common Stock, respectively, representing the Public Shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the accompanying condensed balance sheets.

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

The calculation of diluted net income (loss) per share does not consider the effect of the (i) Public Warrants issued in connection with the Initial Public Offering, (ii) sale of the Private Placement Warrants in the Private Placement and (iii) shares of Common Stock and Warrants issuable upon the conversion of the WCL Promissory Note, because the exercise of the Warrants and the conversion of the WCL Promissory Note is contingent upon the occurrence of future events.

The following tables reflect the calculation of basic and diluted net income (loss) per share:

	For the Three Months Ended March 31,
	2024	2023
Net Income (Loss)	$(226,874)	$1,787,443
Accretion of redeemable Common Stock to redemption amount	83,943	(1,953,359)
Excise Taxes on stock redemption	-	-
Net income (loss) including accretion of temporary equity to redemption value and Excise Taxes on stock redemption	$(142,931)	$(165,916)

	For the Three Months Ended March 31,
	2024		2023
	Redeemable	Non-redeemable	Redeemable	Non- redeemable

Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss) including accretion of temporary equity to redemption value	$(49,879)	$(93,052)	$(129,886)	$(36,030)
Accretion of redeemable Common Stock to redemption value	(83,943)	-	1,953,359	-
Excise Taxes on stock redemption	-	-	-	-
Net income (loss)	$(133,822)	$(93,052)	$1,823,473	$(36,030)
Denominator:
Basic and diluted weighted average
Common Stock outstanding	3,517,087	6,561,252	23,652,784	6,561,252
Basic and diluted net income (loss) per share	$(0.04)	$(0.01)	$0.08	$(0.01)

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date March 31, 2024 through the date the accompanying unaudited condensed financial statements were issued. Based upon the review, Management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements, except as follows:

The Company had until April 22, 2024 to file documentation with the Nasdaq Staff from its transfer agent, or independent source, that demonstrates that its Common Stock has a minimum of 400 total holders. The Company submitted such documentation to the Nasdaq Staff on April 17, 2024. On April 26, 2024, the Company received a letter from the Nasdaq Staff (i) confirming receipt of the submitted documentation, (ii) determining that the Company is in compliance with the Total Stockholders Rule and (iii) declaring the matter now closed.

On May 15, 2024, the Company amended and restated the 2024 Promissory Note to the Sponsor to increase the principal amount from up to $1,000,000 to up to $2,000,000. The rest of the terms of the 2024 Promissory Note remain the same, including that the 2024 Promissory Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of the Company’s liquidation. Since March 31, 2024, the Company has borrowed an additional $400,000 under the 2024 Promissory Note and approximately $912,500 remains available to borrow under the 2024 Promissory Note, as amended and restated.

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

On June 29, 2023, following the approval of the Founder Share Amendment Proposal by the Company’s stockholders at the 2023 Special Meeting, the Company issued an aggregate of 5,913,195 shares of Class A Common Stock to the Sponsor upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor as Founder Shares (the “Founder Share Conversion”). The 5,913,195 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, as described above. As a result of the Founder Share Conversion and the 2023 Redemptions, the Sponsor held approximately 65.1% of the issued and outstanding shares of Class A Common Stock at March 31, 2024.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The promissory notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of promissory notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 25, 2022, the Company issued a promissory note, representing a Working Capital Loan from the Sponsor, of up to $1,500,000 (as amended and restated, the “WCL Promissory Note”). At March 31, 2024 and December 31, 2023 there was $896,000 and $781,000 outstanding under the WCL Promissory Note, respectively. Through March 31, 2024, the Company had borrowed $1,500,000 and repaid $604,000 of the total advanced, so that $0  remained available to finance transaction costs in connection with the initial Business Combination.

The fair value of the WCL Promissory Note as of March 31, 2024 and December 31, 2023 was $896,000 and $781,000, respectively, with changes in fair value recorded to the accompanying unaudited condensed statements of operations. For the three months ended March 31, 2024 and 2023, there were no changes in fair value recorded to the accompanying unaudited condensed statements of operations.

On March 28, 2024, the Company issued a promissory note to the Sponsor in the principal amount of up to $1,000,000 (the “2024 Promissory Note”). The 2024 Promissory Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of the Company’s liquidation. As of March 31, 2024, the Company has borrowed $687,500 under the 2024 Promissory Note.

Administrative Services Agreement

On June 29, 2021, the Company entered into an Administrative Services Agreement with First Capital Group, LLC, an affiliate of the Sponsor (“First Capital”, and such agreement, the “Administrative Services Agreement”). Pursuant to the Administrative Services Agreement, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays First Capital a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company had incurred $30,000 and $30,000 for the three months ended March 31, 2024 and 2023, respectively.

Advisory Agreement

On June 29, 2021, the Company entered into an Advisory Agreement with an affiliate of its Chief Executive Officer (the “Advisory Agreement”). Pursuant to the Advisory Agreement, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays such affiliate a monthly fee of $20,000 for advisory services related to its search for and consummation of its Business Combination. The Company had incurred $60,000 and $60,000 for the three months ended March 31, 2024 and 2023, respectively.

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

At March 31, 2024 and December 31, 2023, there were (i) 4,730,557 whole Public Warrants outstanding with a fair value of $709,584 and $378,445, respectively, and (ii) 129,611 Private Placement Warrants outstanding with a fair value of $22,034 and $11,665, respectively.

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

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Class A Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A Common Stock. Holders of the Class A Common Stock are entitled to one vote for each share. In connection with the 2023 Special Meeting and the vote to approve the Charter Amendment Proposals, holders of 20,135,697 shares of Class A Common Stock elected to redeem their shares from the Trust Account for approximately $10.28 per share, or an aggregate of approximately $207.1 million. These shares were subsequently redeemed on July 3, 2023. As a result of the Founder Share Conversion and the 2024 Redemptions, as of March 31, 2024 and December 31, 2023, there were 6,561,250 shares of Class A Common Stock issued and outstanding (excluding 3,517,087 shares of Class A Common Stock subject to possible redemption).

Class B Common Stock

The Company is authorized to issue up to 20,000,000 shares of Class B Common Stock. Holders of the Class B Common Stock are entitled to one vote for each share. On June 29, 2023, following the approval of the Founder Share Amendment Proposal by the Company’s stockholders at the 2023 Special Meeting, the Company issued an aggregate of 5,913,195 shares of Class A Common Stock to the Sponsor upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor as Founder Shares. The 5,913,195 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion (see Note 5). Following the Founder Share Conversion and the 2023 Redemptions, at March 31, 2024 and December 31, 2023, there were 10,078,337 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding and the Sponsor held approximately 65.1% of the issued and outstanding shares of Class A Common Stock.

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

The following table presents information about the Company’s assets and liabilities including those that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2024	2023
Assets:
Cash and marketable securities held in Trust Account (1)	1	$37,620,853	$37,273,384

Liabilities:
Public Warrants (1)	1	$709,584	$378,445
Private Placement Warrants (1)	2	22,034	11,665
WCL Promissory Note payable – related party, (1)	3	896,000	781,000
2024 Promissory Note payable – related party	3	687,500	-

(1)	Measured at fair value on a recurring basis.

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at the subsequent measurement date:

Input	March 31, 2024
Risk-free interest rate	4.21%
Expected term (years)	5
Expected term to consummate the Business Combination (years)	0.25
Expected Volatility	24.0%
Exercise Price	11.50
Stock price	10.30

As of March 31, 2024, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $22,034 and $709,584, respectively.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the changes in the fair value of Warrant liabilities:

	Private
	Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2023	$11,665	$378,445	$390,110
Change in valuation inputs and other assumptions	10,369	331,139	341,508
Fair value as of March 31, 2024	$22,034	$709,584	$731,618

	Private
	Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2022	$28,515	$898,806	$927,321
Change in valuation inputs and other assumptions	(3,888)	(47,306)	(51,194)
Fair value as of March 31, 2023	$24,627	$851,500	$876,127

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

The foregoing description of the Coincheck Business Combination Agreement is subject to and qualified in its entirety by reference to the full text of the (i) Coincheck Business Combination Agreement, a copy of which was filed with the 2023 Annual Report and (ii) amendment to the Coincheck Business Combination Agreement, a copy of which was filed with the 2023 Annual Report. Other than as specifically discussed, this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this “Report”) and the 2023 Annual Report do not give effect to the proposed Coincheck Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

The issuance of additional shares in connection with an initial Business Combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of holders of our Common Stock;

●	may subordinate the rights of holders of our Common Stock if preferred stock is issued with rights senior to those afforded our Common Stock;

●	could cause a change in control if a substantial number of shares of our Common Stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Units, Public Shares and/or Public Warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Common Stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Common Stock if declared, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

●	other purposes and other disadvantages compared to our competitors who have less debt.

On January 24, 2024, the SEC adopted new rules and regulations for special purpose acquisition companies (“SPACs”), which will become effective on July 1, 2024, that will affect SPAC Business Combination transactions (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Recent Developments

We had until April 22, 2024 to file documentation with the Nasdaq Staff from our transfer agent, or independent source, that demonstrates that our Common Stock has a minimum of 400 total holders. We submitted such documentation to the Nasdaq Staff on April 17, 2024. On April 26, 2024, we received a letter from the Nasdaq Staff (i) confirming receipt of the submitted documentation, (ii) determining that we are in compliance with the Total Stockholders Rule and (iii) declaring the matter now closed.

On May 15, 2024, we amended and restated the 2024 Promissory Note to the Sponsor to increase the principal amount from up to $1,000,000 to up to $2,000,000. The rest of the terms of the 2024 Promissory Note remain the same, including that the 2024 Promissory Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of our liquidation. Since March 31, 2024, we have borrowed an additional $400,000 under the 2024 Promissory Note and approximately $912,500 remains available to borrow under the 2024 Promissory Note, as amended and restated.

Coincheck Business Combination

On March 22, 2022, we entered into the Coincheck Business Combination Agreement, by and among our Company, PubCo, HoldCo, Merger Sub and Coincheck, as amended on May 31, 2022. The Coincheck Business Combination Agreement was unanimously approved by our Board of Directors. If the Coincheck Business Combination Agreement is approved by our stockholders, and the Coincheck Business Combination is consummated, (i) Coincheck equityholders will conduct a share exchange pursuant to which they will receive shares of PubCo and Coincheck will become a wholly owned subsidiary of PubCo and (ii) we will merge with and into a wholly owned subsidiary of PubCo, with our Company continuing as the surviving corporation and a wholly owned subsidiary of PubCo, with our stockholders and warrantholders, receiving identical numbers of securities of PubCo.

For a full description of the Coincheck Business Combination Agreement and the proposed Coincheck Business Combination, please see “Item 1. Business” of our 2023 Annual Report.

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

We may seek to further extend the Combination Period consistent with applicable laws, regulations and stock exchange rules. Such an extension would require the approval of our Public Stockholders, who will be provided the opportunity to redeem all or a portion of their Public Shares. Such redemptions will likely have a material adverse effect on the amount held in our Trust Account, our capitalization, principal stockholders and other impacts on our Company, such as our ability to maintain our listing on the Nasdaq Global Market.

Founder Share Conversion

On June 29, 2023, following the approval by our stockholders of the Founder Share Amendment Proposal at the 2023 Special Meeting, we issued an aggregate of 5,913,195 shares of Class A Common Stock to the Sponsor, upon the conversion of an equal number of Class B Common Stock held by the Sponsor in the Founder Share Conversion. The 5,913,195 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Registration Statement; consequently, the shares of Class A Common Stock issued in connection with the Founder Share Conversion are not registered under the Securities Act and will remain unregistered until registration is demanded by the Sponsor.

Following the Founder Share Conversion and the 2023 Redemptions, (i) there were 10,078,337 shares of Class A Common Stock and one share of Class B Common Stock issued and outstanding and (ii) the Sponsor holds approximately 65.1% of the issued and outstanding shares of Common Stock at March 31, 2024.

Results of Operations

For the three months ended March 31, 2024 and 2023, we had net income (loss) of $(226,874) and $1,787,443, respectively. The net income (loss) consisted of formation and operating costs of $207,473 and $336,090, interest income of $387,519 and $2,543,458 income (loss) from the change in fair value of our warrant liability of $(341,508) and $51,194 and a provision of income taxes of $65,412 and $471,119, respectively.

Since the consummation of our Initial Public Offering through March 31, 2024, our activity has been limited to the evaluation of potential initial Business Combination candidates, and consummating the initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

Liquidity, Capital Resources and Going Concern

As indicated in the unaudited condensed financial statements and the notes thereto included in “Item 1. Financial Statements”, we had $650,201 held outside of the Trust Account that is available to us to fund our working capital requirements and $37,620,853 held inside the Trust Account as of March 31, 2024.

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

On June 22, 2023, we instructed Continental to liquidate the investments held in the Trust Account as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, at March 31, 2024, the assets held in the Trust Account were invested in an interest-bearing demand deposit account at a bank.

On March 25, 2022, the Sponsor executed the WCL Promissory Note, representing a Working Capital Loan from the Sponsor to us, of up to $1,500,000. At March 31, 2024 and December 31, 2023, there was $896,000 and $781,000 outstanding under the WCL Promissory Note, respectively, and $0 and $115,000 remained available to finance transaction costs in connection with the initial Business Combination. Through March 31, 2024, we had borrowed $1,500,000 and repaid $604,000 of the total advanced.

On March 28, 2024, we issued the 2024 Promissory Note to the Sponsor in the principal amount of up to $1,000,000. The 2024 Promissory Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of our liquidation. As of March 31, 2024, we had borrowed $687,500 under the 2024 Promissory Note.

As of March 31, 2024, we had a working capital deficit of approximately $6,192,446, including approximately $650,000 in our operating bank account.

Our liquidity needs to date have been satisfied through (i) a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, (ii) an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on our behalf, (iii) the proceeds from the consummation of the Private Placement not held in the Trust Account and (iv) borrowings under the WCL Promissory Note and the 2024 Promissory Note.

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

Contractual Obligations

At March 31, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

We have entered into the Administrative Services Agreement with First Capital, an affiliate of our Sponsor, pursuant to which we pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial Business Combination takes the maximum 36 months, an affiliate of our Sponsor will be paid a total of $360,000 ($10,000 per month) for office space, administrative and support services. Under the Administrative Services Agreement, we had incurred $30,000 and $30,000 for the three months ended March 31, 2024 and 2023, respectively.

We have entered into the Advisory Agreement with an affiliate of our Chief Executive Officer, pursuant to which we pay a total of $20,000 per month for advisory services relating to our search for and consummation of an initial Business Combination. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial Business Combination takes the maximum 36 months, an affiliate of our Chief Executive Officer will be paid a total of $720,000 ($20,000 per month) for such advisory services and will be entitled to be reimbursed for any out-of-pocket expenses. Under the Advisory Agreement, we had incurred $60,000 and $60,000 for the three months ended March 31, 2024 and 2023, respectively.

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

In addition, at March 31, 2024 and December 31, 2023, we had current liabilities of $6,905,900 and $5,977,615, respectively, and working capital (deficit) of $(6,192,446) and $(5,959,611), respectively. These amounts include accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after March 31, 2024 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide us with additional working capital via a Working Capital Loan and the 2024 Promissory Note.

In connection with the vote to approve the Charter Amendment Proposals and the 2023 Redemptions, and during 2023, generally, we received $988,100 from Continental, the Trustee of the Trust Account, from the excess interest in the Trust Account, pursuant to our letter of instructions requesting a withdrawal sufficient to meet any potential estimated tax obligations. We anticipate continuing to make payments on our operating expenses, including taxes as they become due and payable through a combination of cash held on the balance sheet and advances from the WCL Promissory Note and 2024 Promissory Note. We estimate as of March 31, 2024, income taxes payable of $1,526,366. As of March 31, 2024, our cash balances are insufficient to pay our estimated income tax obligation. The Sponsor has advised us that it is prepared to honor advances to meet our income tax obligations, less any cash held on our balance sheet, as they become due.

In the first quarter of 2024, we made payments for operating expenses, including taxes, as well as other expenses and obligations.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended March 31, 2024. The material weakness was due to an ineffective control environment surrounding the lack of effectively designed controls to properly evaluate and assess certain period end expense accruals.

The deficiency above led to a misstatement that was corrected prior to the issuance of the financial statements contained in the 2023 Annual Report. This deficiency represents a material weakness in our internal control over financial reporting as of December 31, 2023 because it created a possibility that a material misstatement to our financial statements might not be detected or prevented on a timely basis.

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

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i)  IPO Registration Statement, (ii) Annual Reports on Form 10-K for the years ended December 31, 2021 and 2022, as filed with the SEC on March 30, 2022 and March 31, 2023, respectively, (iii) 2023 Annual Report, (iv) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, as filed with the SEC on May 16, 2022, July 27, 2022, November 14, 2022, May 15, 2023, August 18, 2023 and November 14, 2023, respectively, and (v) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on May 31, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Coincheck and the Coincheck Business Combination, please see the Registration Statement on Form F-4 to be filed by PubCo (relating to the Coincheck Business Combination and containing a proxy statement of our Company) once filed.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1	Amended and Restated Promissory Note, dated May 15, 2024 issued to TBCP IV, LLC.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

Dated: May 15, 2024	/s/ Gary A. Simanson
	Name:	Gary A. Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2024	/s/ William A. Houlihan
	Name:	William A. Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)