Form 10-Q
period 2024-06-30
Thunder Bridge Capital Partners IV, Inc.
filed 2024-07-30
CIK 1843993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 30, 2024, there were 9,485,736 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and one share of Class B common stock, par value $0.0001 per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”) of the registrant issued and outstanding.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$512	$13,002
Prepaid expenses	40,500	5,002
Total current assets	41,012	18,004
Cash held in Trust Account	37,529,874	37,273,384
Total assets	$37,570,886	$37,291,388

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,762,654	$1,664,765
Income taxes payable	330,970	1,460,954
Excise Taxes payable	2,133,974	2,070,896
Redemptions payable, 592,601 and 0 shares at redemption value at June 30, 2024 and December 31, 2023, respectively.	6,307,847	-
WCL Promissory Note payable - related party	896,000	781,000
2024 Promissory Note Payable - related party	1,108,711	-
Total current liabilities	12,540,156	5,977,615
Warrant liability	828,821	390,110
Deferred underwriting fee payable	8,278,474	8,278,474
Total liabilities	21,647,451	14,646,199

Commitments

Shares subject to possible redemption, 2,924,485 and 3,517,087 shares at redemption value at June 30, 2024 and December 31, 2023, respectively.	31,142,027	37,025,930

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 6,561,250 outstanding (excluding 3,517,087 and 3,517,087 shares subject to possible redemption) as of June 30, 2024 and December 31, 2023, respectively	656	656
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 1 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Additional paid in capital	-	-
Accumulated deficit	(15,219,248)	(14,381,397)
Total stockholders’ equity (deficit)	(15,218,592)	(14,380,741)
Total liabilities and stockholders’ equity (deficit)	$37,570,886	$37,291,388

See accompanying notes to the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Formation costs and other operating expenses	$363,669	$379,717	$571,142	$715,807
Loss from operations	(363,669)	(379,717)	(571,142)	(715,807)
Other income (loss):
Interest income	387,021	2,849,295	774,540	5,392,753
Change in fair value of warrant liability	(97,203)	(51,194)	(438,711)	-
Income (loss) before income taxes	(73,851)	2,418,384	(235,313)	4,676,946
Provision for income taxes	50,104	279,939	115,516	751,058
Net (loss) income	$(123,955)	$2,138,445	$(350,829)	$3,925,888
Weighted average shares redeemable outstanding Class A Common Stock	3,517,087	23,652,784	3,517,087	23,652,784
Basic and diluted net income per share, redeemable Class A Common Stock	$0.09	$0.11	$0.06	$0.19

Weighted average shares outstanding non-redeemable Class A and Class B Common Stock	$6,561,252	6,561,252	$6,561,252	6,561,252
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B Common Stock	$(0.07)	$(0.07)	$(0.08)	$(0.08)

See accompanying notes to the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2022	648,056	$65	5,913,196	$591	$-	$(11,696,926)	$(11,696,270)
Common Stock subject to redemption	-	-	-	-	-	(1,953,359)	(1,953,359)
Net income	-	-	-	-	-	1,787,443	1,787,443
Balance - March 31, 2023	648,056	65	5,913,196	591	-	(11,862,842)	(11,862,186)
Conversion of Class B Common Stock to Class A Common Stock	5,913,195	591	(5,913,195)	(591)	-	-	-
Common Stock subject to redemption	-	-	-	-	-	(2,237,313)	(2,237,313)
Excise Tax imposed on Common Stock redemption	-	-	-	-	-	(2,070,896)	(2,070,896)
Net income	-	-	-	-	-	2,138,445	2,138,445
Balance - June 30, 2023	6,561,251	$656	1	$-	$-	$(14,032,606)	$(14,031,950)

Balance - December 31, 2023	6,561,250	$656	1	$-	$-	$(14,381,397)	$(14,380,741)
Common Stock subject to redemption	-	-	-	-	-	83,943	83,943
Net Loss	-	-	-	-	-	(226,874)	(226,874)
Balance - March 31, 2024	6,561,250	656	1	-	-	(14,524,328)	(14,523,672)
Common Stock subject to redemption	-	-	-	-	-	(507,887)	(507,887)
Excise Tax imposed on Common Stock redemption	-	-	-	-	-	(63,078)	(63,078)
Net income	-	-	-	-	-	(123,955)	(123,955)
Balance - June 30, 2024	6,561,250	$656	1	$-	$-	$(15,219,248)	$(15,218,592)

See accompanying notes to the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023

Cash flow from operating activities:
Net (loss) income	$(350,829)	$3,925,888
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned in Trust Account	(774,540)	(5,392,753)
Change in fair value of Warrant liability	438,711	-
Changes in operating assets and liabilities:
Prepaid expenses	(35,498)	80,717
Accounts payable and accrued expenses	97,889	217,170
Income taxes payable	(1,129,984)	387,619
Net cash used in operating activities	(1,754,251)	(781,359)

Cash flows from investing activities:
Proceeds from redemption of Trust Account	518,050	1,565,444
Net cash provided by investing activities	518,050	1,565,444

Cash flows from financing activities:
Proceeds from WCL Promissory Note payable - related party	115,000	145,000
Proceeds from 2024 Promissory Note payable - related party	1,108,711
Net cash provided by financing activities	1,223,711	145,000
Net change in cash	(12,490)	929,085
Cash at the beginning of the period	13,002	32,022
Cash at the end of the period	$512	$961,107

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,245,500	$363,439

Supplemental disclosures of noncash activities:
Excise Tax liabilities accrued for Common Stock with redemptions	$63,078	$2,070,896
Reclassification of shares subject to possible redemption to redemptions payable	$6,307,847	$207,089,563

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

As of June 30, 2024, the Company had not yet commenced any operations. All activity from the period of January 7, 2021(inception) through June 30, 2024 related to the Company’s formation, the initial public offering that was consummated by the Company on July 2, 2021 (the “Initial Public Offering”), and subsequent to the completion of the Initial Public Offering, identifying a target company for and consummating a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.65 per share, as of June 30, 2024, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters of the Initial Public Offering (see Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. These shares of Class A Common Stock have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

The Company completed its Initial Public Offering, at which time, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Additionally, the Sponsor executed the (i) WCL Promissory Note (as defined in Note 5) and (ii) 2024 Promissory Note (as defined in Note 5) to loan the Company up to $1,500,000 and $2,000,000, respectively. Through June 30, 2024, the Company had borrowed $1,500,000 and repaid $604,000 under the WCL Promissory Note. Through June 30, 2024, the Company had borrowed approximately $1,109,000 under the 2024 Promissory Note, and approximately $891,000 remained available to finance transaction costs in connection with the initial Business Combination.

Extensions of the Combination Period

The Company initially had until July 2, 2023, 24 months from the closing of the Initial Public Offering, to consummate its initial Business Combination (the “Combination Period”). On June 21, 2023, the Company held  a special meeting of its stockholders in lieu of an annual meeting of stockholders (the “2023 Special Meeting”) at which its stockholders approved, among other things, an amendment to the Amended and Restated Charter to (i) extend the Combination Period from July 2, 2023 to July 2, 2024 (or such earlier date as determined by the Company’s board of directors (the “Board of Directors”)) (the “First Extension Amendment Proposal”) and (ii) provide for the right of a holder of shares of Class B Common Stock, to convert such shares into shares of Class A Common Stock on a one-for-one basis prior to the closing of a Business Combination (the “Founder Share Amendment Proposal” and together with the First Extension Amendment Proposal, the “Charter Amendment Proposals”). In connection with the vote to approve the Charter Amendment Proposals, Public Stockholders holding 20,135,697 Public Shares properly exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.28 per share (the “2023 Redemptions”), for an aggregate redemption amount of approximately $207.1 million. The 2023 Redemptions were effected on July 3, 2023.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On June 26, 2024, the Company held  a special meeting of its stockholders in lieu of an annual meeting of stockholders (the “2024 Special Meeting”) at which its stockholders approved, among other things, an amendment to the Amended and Restated Charter to extend the Combination Period from July 2, 2024 to January 2, 2025 (or such earlier date as determined by the Board of Directors) (the “Second Extension Amendment Proposal”).

As a result of the Founder Share Conversion (as defined in Note 5) and the 2023 Redemptions, as of June 30, 2024 and December 31, 2023, there were 10,078,337 shares of Class A Common Stock issued and outstanding. (See Note 2).

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the stockholders’ vote at the 2023 Special Meeting, Public Stockholders exercised their right to redeem 20,135,697 shares of Common Stock for a total of $207,089,563. The Excise Tax should be recognized in the period incurred, that is when the repurchase occurs. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, that occurs within a tax year should be recorded in the period of such stock issuance or event giving rise to an exception. As of June 30, 2024 and December 31, 2023, the Company recorded $2,133,974 and $2,070,896 of Excise Tax liability calculated as 1% of the Public Shares redeemed on (i) July 3, 2023 in the 2023 Redemptions and (ii) July 2, 2024 in the 2024 Redemptions (as defined and described in Note 2).

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the FASB ASC and pursuant to the accounting and disclosure rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements do not include all of the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed balance sheet at December 31, 2023 has been derived from the audited financial statements at that date, but does not include all disclosures, including notes, required by GAAP for complete financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Correction of an Immaterial Error in Previously Issued Financial Statements

During the three months ended December 31, 2023, the Company determined that it had made an error when calculating its December 31, 2022 accrual for legal fees in connection with the Coincheck Business Combination.  Accordingly, the Company recorded an adjustment and concurrently corrected for an underaccrual of income taxes as of December 31, 2022 and revised the December 31, 2022 balances presented herein.  The revised reported amount of $(11,696,270) for the December 31, 2022 Stockholders’ Equity (Deficit) balance within the accompanying unaudited condensed statements of changes in stockholders’ equity (deficit) corrects the balance of $(10,800,081) previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, as filed with the SEC on August 18, 2023.  The amounts reported for Stockholder Equity (Deficit) as of March 31, 2023 and June 30, 2023 in the accompany unaudited condensed statements of changes in stockholders’ equity (deficit) have also been adjusted for this correction in the same amount.

Liquidity, Capital Resources and Going Concern

As of June 30, 2024, the Company had a working capital deficit of approximately $12,499,000, including approximately $1,000 in its operating bank account.

The Company’s liquidity needs to date have been satisfied through (i) a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, (ii) an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on behalf of the Company and (iii) the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of June 30, 2024 and December 31, 2023, there was $896,000 and $781,000, respectively, outstanding under the WCL Promissory Note and $1,108,711 and $0, respectively, outstanding under the 2024 Promissory Note (see Note 5).

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

In connection with the vote to approve the Charter Amendment Proposals and the 2023 Redemptions, the Company received $1,565,444 from Continental, the trustee of the Trust Account, from the excess interest in the Trust Account, pursuant to the Company’s letter of instructions requesting a withdrawal sufficient to meet any potential estimated tax obligations. In connection with the vote to approve the Second Extension Amendment Proposal and the 2024 Redemptions, the Company received $518,050 from Continental, from the excess interest in the Trust Account, pursuant to the Company’s letter of instructions requesting a withdrawal sufficient to meet any potential estimated tax obligations. The Company anticipates continuing to make payments on its operating expenses, including taxes as they become due and payable through a combination of cash held on the balance sheet and advances from the Working Capital Loans (as defined in Note 5) and under the 2024 Promissory Note. The Company estimates as of June 30, 2024, income taxes payable of $330,970. As of June 30, 2024, the Company’s cash balances are insufficient to pay its estimated income tax obligation. The Sponsor has advised the Company that it is prepared to honor advances to meet the Company’s income tax obligations, less any cash held on the Company’s balance sheet, as they become due.

For the six months ended June 30, 2024, the Company made payments for operating expenses, including taxes, as well as other expenses and obligations.

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

The Company had $512 and $13,002 in cash and no cash equivalents as of June 30, 2024 and December 31, 2023, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Cash Held in Trust Account

On June 22, 2023, the Company instructed Continental to liquidate the investments held in the Trust Account as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of the Business Combination or liquidation. As a result, at June 30, 2024 and December 31, 2023, the assets held in the Trust Account were held in an interest-bearing demand deposit account at a bank.

Shares Subject to Possible Redemption

All of the Class A Common Stock sold as part of the Units in the Initial Public Offering contain a redemption feature that allows for the redemption of such shares (i) in connection with the Company’s liquidation, (ii) if there is a shareholder vote or tender offer in connection with the Business Combination and (iii) in connection with certain amendments to the Amended and Restated Charter. In accordance with ASC 480, conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, such shares are classified as stockholders’ equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of June 30, 2024 and December 31, 2023, 3,517,087 and 3,517,087 shares of Class A Common Stock, respectively, representing the Public Shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the accompanying condensed balance sheets.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables reflect the calculation of basic and diluted net income (loss) per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net Income (Loss)	$(123,955)	$2,138,445	$(350,829)	$3,925,888
Accretion of redeemable Common Stock to redemption amount	(507,887)	(2,237,313)	(423,944)	(4,190,672)
Excise Taxes on stock redemption	(63,078)	(2,070,896)	(63,078)	(2,070,896)
Net income (loss) including accretion of temporary equity to redemption value and Excise Taxes on stock redemption	$(694,920)	$(2,169,764)	$(837,851)	$(2,335,680)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2024		2023		2024		2023
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss) including accretion of temporary equity to redemption value	$(242,510)	$(452,410)	$(1,698,580)	$(471,184)	$(292,389)	$(545,462)	$(1,828,466)	$(507,214)
Accretion of redeemable Common Stock to redemption value	507,887	-	2,237,313	-	423,944	-	4,190,672	-
Excise Taxes on stock redemption	63,078	-	2,070,896	-	63,078	-	2,070,896	-
Net income (loss)	$328,445	$(452,410)	$2,609,629	$(471,184)	$194,633	$(545,462)	$4,433,102	$(507,214)
Denominator:
Basic and diluted weighted average shares of Common Stock outstanding	3,517,087	6,561,252	23,652,784	6,561,252	3,517,087	6,561,252	23,652,784	6,561,252
Basic and diluted net income (loss) per share	$0.09	$(0.07)	$0.11	$(0.07)	$0.06	$(0.08)	$0.19	$(0.08)

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of June 30, 2024 through the date the accompanying unaudited condensed financial statements were issued. Based upon the review, Management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements, except as follows:

In connection with the 2024 Special Meeting and the vote to approve the Second Extension Amendment Proposal, Public Stockholders holding 592,601 Public Shares properly exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.64 per share (the “2024 Redemptions”), for an aggregate redemption amount of approximately $6.3 million. The 2024 Redemptions were effected on July 2, 2024.

As a result of the 2024 Redemptions, there are 9,485,736 shares of Class A Common Stock issued and outstanding.

On July 18, 2024, the Company received a written notice (the “36-Month Notice”) from the Nasdaq Staff indicating that unless the Company timely requests a hearing before the Nasdaq Hearings Panel, trading of the Company’s securities on Nasdaq would be suspended due to the Company’s non-compliance with Nasdaq Listing Rule IM-5101-2 (the “36-Month Rule”), which requires that a special purpose acquisition companies (“SPAC”) complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. The Company timely requested a hearing before the Nasdaq Hearings Panel to appeal the 36-Month Notice. On July 25, 2024, Nasdaq granted the Company’s hearing request, which stayed the suspension of trading of the Company’s securities on Nasdaq until the hearing process concludes and the Nasdaq Hearings Panel issues a written decision. There can be no assurance that the Company will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with the 36-Month Rule, and maintain compliance with other Nasdaq listing requirements.

On July 29, 2024, the underwriters of the Initial Public Offering agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, pursuant to the Underwriting Agreement, dated June 29, 2021, the Company entered into with Morgan Stanley & Co. LLC (the “Underwriting Agreement”), and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares in the event of the Company’s liquidation (see Note 1).

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On June 29, 2023, following the approval of the Founder Share Amendment Proposal by the Company’s stockholders at the 2023 Special Meeting, the Company issued an aggregate of 5,913,195 shares of Class A Common Stock to the Sponsor upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor as Founder Shares (the “Founder Share Conversion”). The 5,913,195 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, as described above. As a result of the Founder Share Conversion and the 2023 Redemptions, the Sponsor held approximately 65.1% of the issued and outstanding shares of Class A Common Stock at June 30, 2024.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The promissory notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of promissory notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 25, 2022, the Company issued a promissory note, representing a Working Capital Loan from the Sponsor, of up to $1,500,000 (as amended and restated, the “WCL Promissory Note”). At June 30, 2024 and December 31, 2023 there was $896,000 and $781,000 outstanding under the WCL Promissory Note, respectively. Through June 30, 2024, the Company had borrowed $1,500,000 and repaid $604,000 of the total advanced, so that $0 remained available to finance transaction costs in connection with the initial Business Combination.

The fair value of the WCL Promissory Note as of June 30, 2024 and December 31, 2023 was $896,000 and $781,000, respectively, with changes in fair value recorded to the accompanying unaudited condensed statements of operations. For the three and six months ended June 30, 2024 and 2023, there were no changes in fair value recorded to the accompanying unaudited condensed statements of operations.

On March 28, 2024, the Company issued a promissory note to the Sponsor in the principal amount of up to $1,000,000 (as amended and restated, the “2024 Promissory Note”). On May 15, 2024, the Company amended and restated the 2024 Promissory Note to the Sponsor to increase the principal amount from up to $1,000,000 to up to $2,000,000. The rest of the terms of the 2024 Promissory Note remain the same, including that the 2024 Promissory Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of the Company’s liquidation. At June 30, 2024, there was $1,108,711 outstanding under the 2024 Promissory Note and approximately $891,000 remained available to borrow under the 2024 Promissory Note.

Administrative Services Agreement

On June 29, 2021, the Company entered into an Administrative Services Agreement with First Capital Group, LLC, an affiliate of the Sponsor (“First Capital”, and such agreement, the “Administrative Services Agreement”). Pursuant to the Administrative Services Agreement, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays First Capital a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company had incurred $30,000 and $30,000 for the three months ended June 30, 2024 and 2023 and $60,000 and $60,000 for the six months ended June 30, 2024 and 2023, respectively. Administrative Service fees included in accrued expenses were $160,000 and $110,000 at June 30, 2024 and December 31, 2023, respectively.

Advisory Agreement

On June 29, 2021, the Company entered into an Advisory Agreement with an affiliate of its Chief Executive Officer (the “Advisory Agreement”). Pursuant to the Advisory Agreement, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays such affiliate a monthly fee of $20,000 for advisory services related to its search for and consummation of its Business Combination. The Company had incurred $60,000 and $60,000 for the three months ended June 30, 2024 and 2023 and $120,000 and $120,000 for the six months ended June 30, 2024 and 2023, respectively. Advisory Agreement fees included in accrued expenses were $260,000 and $180,000 at June 30, 2024 and December 31, 2023, respectively.

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

Underwriting Agreement

Pursuant to the Underwriting Agreement, the Company granted the underwriters of the Initial Public Offering a 45-day option to purchase up to 3,375,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,152,784 Over-Allotment Units.

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

NOTE 7. WARRANTS

The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (i) 30 days after the consummation of a Business Combination or (ii) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

At June 30, 2024 and December 31, 2023, there were (i) 4,730,557 whole Public Warrants outstanding with a fair value of $804,195 and $378,445, respectively, and (ii) 129,611 Private Placement Warrants outstanding with a fair value of $24,626 and $11,665, respectively.

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

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At June 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

 Class A Common Stock

The Company is authorized to issue up to 200,000,000 shares of Class A Common Stock. Holders of the Class A Common Stock are entitled to one vote for each share. In connection with the 2023 Special Meeting and the vote to approve the Charter Amendment Proposals, Public Stockholders holding 20,135,697 Public Shares elected to redeem such Public Shares from the Trust Account for approximately $10.28 per share, or an aggregate of approximately $207.1 million. These shares were subsequently redeemed on July 3, 2023. As a result of the Founder Share Conversion and the 2023 Redemptions, as of June 30, 2024 and December 31, 2023, there were 6,561,250 shares of Class A Common Stock issued and outstanding (excluding 3,517,087 and 3,517,087 shares of Class A Common Stock subject to possible redemption).

In connection with the 2024 Special Meeting and the vote to approve the Second Extension Amendment Proposal, Public Stockholders holding 592,601 Public Shares properly exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.64 per share, or an aggregate of approximately $6.3 million. The 2024 Redemptions were effected on July 2, 2024.

Class B Common Stock

The Company is authorized to issue up to 20,000,000 shares of Class B Common Stock. Holders of the Class B Common Stock are entitled to one vote for each share. On June 29, 2023, following the approval of the Founder Share Amendment Proposal by the Company’s stockholders at the 2023 Special Meeting, the Company issued an aggregate of 5,913,195 shares of Class A Common Stock to the Sponsor upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor as Founder Shares. The 5,913,195 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion (see Note 5). Following the Founder Share Conversion and the 2023 Redemptions, at June 30, 2024 and December 31, 2023, there were 10,078,337 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding and the Sponsor held approximately 65.1% of the issued and outstanding shares of Class A Common Stock.

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

The following table presents information about the Company’s assets and liabilities including those that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2024	2023
Assets:
Cash held in Trust Account (1)	1	$37,529,874	$37,273,384

Liabilities:
Public Warrants (1)	1	$804,195	$378,445
Private Placement Warrants (1)	2	24,626	11,665
WCL Promissory Note payable – related party (1)	3	896,000	781,000
2024 Promissory Note payable – related party	3	1,108,711	-

(1)	Measured at fair value on a recurring basis.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Subsequent Measurement

The warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of June 30, 2024 and December 31, 2023, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “THCPW”. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is classified as Level 2, due to the use of observable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at the subsequent measurement date:

Input	June 30, 2024
Risk-free interest rate	4.33%
Expected term (years)	5
Expected term to consummate the Business Combination (years)	0.51
Expected Volatility	23.5%
Exercise Price	11.50
Stock price	10.59

As of June 30, 2024, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $24,626 and $804,195, respectively.

The following table presents the changes in the fair value of Warrant liabilities:

	Private
	Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2023	$11,665	$378,445	$390,110
Change in valuation inputs and other assumptions	12,961	425,750	438,711
Fair value as of June 30, 2024	$24,626	$804,195	$828,821

	Private
	Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2022	$28,515	$898,806	$927,321
Change in valuation inputs and other assumptions	-	-	-
Fair value as of June 30, 2023	$28,515	$898,806	$927,321

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10. BUSINESS COMBINATION

On March 22, 2022, the Company entered into a business combination agreement (as amended, the “Coincheck Business Combination Agreement”), by and among the Company, Coincheck Group B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“PubCo”), M1 Co G.K., a Japanese limited liability company (“HoldCo”), Coincheck Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Coincheck, Inc., a Japanese joint stock company (godo kaisha) (“Coincheck” and collectively, with the Company, PubCo, HoldCo and Merger Sub, the “Coincheck Business Combination Parties”). On May 31, 2023, the Coincheck Business Combination Parties entered into an amendment to the Coincheck Business Combination Agreement, extending the Termination Date (as defined in the Coincheck Business Combination Agreement) from July 2, 2023 to July 2, 2024, and providing an additional termination right for the Company and for Coincheck, if at any time prior to Closing (as defined in the Coincheck Business Combination Agreement), the Common Stock or Warrants are delisted on the Nasdaq Global Market, subject to an available cure period. On May 28, 2024, the Coincheck Business Combination Parties entered into a second amendment to the Coincheck Business Combination Agreement, extending the Termination Date from July 2, 2024 to January 2, 2025.

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

The foregoing description of the Coincheck Business Combination Agreement is subject to and qualified in its entirety by reference to the full text of the (i) Coincheck Business Combination Agreement, a copy of which was filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 1, 2024 (the “2023 Annual Report”), (ii) amendment to the Coincheck Business Combination Agreement, a copy of which was filed with the 2023 Annual Report and (iii) second amendment to the Coincheck Business Combination Agreement, a copy of which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (this “Report”). Other than as specifically discussed, this Report and the 2023 Annual Report do not give effect to the proposed Coincheck Business Combination.

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

On January 24, 2024, the SEC adopted new rules and regulations for SPACs, which became effective on July 1, 2024, that will affect SPAC Business Combination transactions (the “2024 SPAC Rules”). The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC Business Combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iii) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (iv) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Recent Developments

In connection with the 2024 Special Meeting and the vote to approve the Second Extension Amendment Proposal, Public Stockholders holding 592,601 Public Shares properly exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.64 per share, for an aggregate redemption amount of approximately $6.3 million. The 2024 Redemptions were effected on July 2, 2024.

As a result of the 2024 Redemptions, there are 9,485,736 shares of Class A Common Stock issued and outstanding.

On July 18, 2024, we received the 36-Month Notice from the Nasdaq Staff indicating that unless we timely request a hearing before the Nasdaq Hearings Panel, trading of our securities on Nasdaq would be suspended due to our non-compliance with the 36-Month Rule, which requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. We timely requested a hearing before the Nasdaq Hearings Panel to appeal the 36-Month Notice. On July 25, 2024, Nasdaq granted our hearing request, which stayed the suspension of trading of our securities on Nasdaq until the hearing process concludes and the Nasdaq Hearings Panel issues a written decision. There can be no assurance that we will be able to satisfy Nasdaq’s continued listing requirements, regain compliance with the 36-Month Rule, and maintain compliance with other Nasdaq listing requirements.

On July 29, 2024, the underwriters of the Initial Public Offering agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event we do not complete a Business Combination within the Combination Period, pursuant to the Underwriting Agreement,, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares in the event of our liquidation (as described elsewhere in this Report).

Coincheck Business Combination

On March 22, 2022, we entered into the Coincheck Business Combination Agreement, by and among the Coincheck Business Combination Parties, as amended on May 31, 2023 and May 28, 2024. The Coincheck Business Combination Agreement was unanimously approved by our Board of Directors. If the Coincheck Business Combination Agreement is approved by our stockholders, and the Coincheck Business Combination is consummated, (i) Coincheck equityholders will conduct a share exchange pursuant to which they will receive shares of PubCo and Coincheck will become a wholly owned subsidiary of PubCo and (ii) we will merge with and into a wholly owned subsidiary of PubCo, with our Company continuing as the surviving corporation and a wholly owned subsidiary of PubCo, with our stockholders and warrantholders, receiving identical numbers of securities of PubCo.

For a full description of the Coincheck Business Combination Agreement and the proposed Coincheck Business Combination, please see “Item 1. Business” of our 2023 Annual Report.

Extensions of Our Combination Period

We initially had until July 2, 2023, 24 months from the closing of the Initial Public Offering, to consummate our initial Business Combination. On June 21, 2023, we held the 2023 Special Meeting at which our stockholders approved, among other things, the Charter Amendment Proposals. In connection with the vote to approve the Charter Amendment Proposals, the holders of 20,135,697 shares of Class A Common Stock properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.28 per share, for an aggregate redemption amount of approximately $207.1 million in the 2023 Redemptions. The 2023 Redemptions were effected on July 3, 2023. On June 26, 2024, we held the 2024 Special Meeting at which our stockholders approved, among other things, the Second Extension Amendment Proposal.

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

Following the Founder Share Conversion and the 2023 Redemptions, (i) there were 10,078,337 shares of Class A Common Stock and one share of Class B Common Stock issued and outstanding and (ii) the Sponsor held approximately 65.1% of the issued and outstanding shares of Common Stock at June 30, 2024.

Nasdaq Notice

On October 24, 2023, we  received the Total Stockholders Notice from the Nasdaq Staff notifying the us that we were not in compliance with the Total Stockholders Rule. The Total Stockholders Notice stated that we had until December 8, 2023 to provide Nasdaq with a plan to regain compliance. If the plan was accepted, Nasdaq Staff may grant an extension of up to 180 calendar days from the date of the Total Stockholders Notice to evidence compliance. If Nasdaq Staff did not accept our plan, the Company would have the opportunity to appeal that decision to a Nasdaq Hearings Panel. The Total Stockholders Notice had no immediate effect on the listing of our securities, and our securities continued to trade on the Nasdaq Global Market.

On October 26, 2023, we filed a Current Report on Form 8-K to disclose our receipt of the Total Stockholders Notice in accordance with Nasdaq Listing Rule 5810(b).

On December 8, 2023, we submitted our plan to meet the requirements under the Total Stockholders Rule. On December 13, 2023, we received a letter from the Nasdaq Staff granting us until April 22, 2024 to file documentation with the Nasdaq Staff from our transfer agent, or independent source, that demonstrates that our Common Stock has a minimum of 400 total holders. We submitted such documentation to the Nasdaq Staff on April 17, 2024.

On April 26, 2024, we received a letter from the Nasdaq Staff (i) confirming receipt of the submitted documentation, (ii) determining that we are in compliance with the Total Stockholders Rule and (iii) declaring the matter now closed.

Results of Operations

For the three months ended June 30, 2024 and 2023, we had net income (loss) of $(123,955) and $2,138,445, respectively. The net income (loss) consisted of formation and operating costs of $363,669 and $379,717, interest income of $387,021 and $2,849,285, income (loss) from the change in fair value of our Warrant liability of $(97,203) and $(51,194) and a provision of income taxes of $50,104 and $279,939, respectively.

 For the six months ended June 30, 2024 and 2023, we had net income (loss) of $(350,829) and $3,925,888, respectively. The net income (loss) consisted of formation and operating costs of $571,142 and $715,807, interest income of $774,540 and $5,392,753, income (loss) from the change in fair value of our Warrant liability of $(438,711) and $0 and a provision of income taxes of $115,516 and $751,058, respectively.

Since the consummation of our Initial Public Offering through June 30, 2024, our activity has been limited to the evaluation of potential initial Business Combination candidates, and consummating the initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

Liquidity, Capital Resources and Going Concern

As indicated in the unaudited condensed financial statements and the notes thereto included in “Item 1. Financial Statements”, we had $512 held outside of the Trust Account that is available to us to fund our working capital requirements and approximately $37,529,874 held inside the Trust Account as of June 30, 2024.

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

On August 9, 2021, the underwriters of the Initial Public Offering exercised the over-allotment option in part and purchased an additional 1,152,784 Over-Allotment Units, generating gross proceeds of $11,527,840 and consummated a sale of an additional 23,055 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $230,550. Following the Over-Allotment, an additional $11,527,840 of proceeds was placed in the Trust Account. In connection with the partial exercise of the over-allotment option, 555,554 shares of Class B Common Stock were forfeited for no consideration.

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

On June 22, 2023, we instructed Continental to liquidate the investments held in the Trust Account as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, at June 30, 2024, the assets held in the Trust Account were invested in an interest-bearing demand deposit account at a bank and are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

On March 25, 2022, the Sponsor executed the WCL Promissory Note, representing a Working Capital Loan from the Sponsor to us, of up to $1,500,000. At June 30, 2024 and December 31, 2023, there was $896,000 and $781,000 outstanding under the WCL Promissory Note, respectively, and $0 and $115,000 remained available to finance transaction costs in connection with the initial Business Combination. Through June 30, 2024, we had borrowed $1,500,000 and repaid $604,000 of the total advanced.

On March 28, 2024, we issued the 2024 Promissory Note to the Sponsor in the principal amount of up to $1,000,000. The 2024 Promissory Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of our liquidation. On May 15, 2024, we amended and restated the 2024 Promissory Note to increase the principal amount from up to $1,000,000 to up to $2,000,000. The rest of the terms of the 2024 Promissory Note remain the same. At June 30, 2024, there was approximately $1,109,000 outstanding under the 2024 Promissory Note and approximately $891,000 remained available to borrow under the 2024 Promissory Note.

As of June 30, 2024, we had a working capital deficit of approximately $12,499,000, including approximately $1,000 in our operating bank account.

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

Contractual Obligations

At June 30, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than the deferred underwriting fee payable of $8,278,474 and the Warrant liability of $828,821.

The underwriters of the Initial Public Offering were paid a cash underwriting fee of 2% of gross proceeds of the Initial Public Offering and the over-allotment option, or $4,730,557. In addition, the underwriters are entitled to aggregate deferred underwriting commissions of $8,278,474 consisting of 3.5% of the gross proceeds of the Initial Public Offering. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the Underwriting Agreement.

We have entered into the Administrative Services Agreement with First Capital, an affiliate of our Sponsor, pursuant to which we pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial Business Combination takes the maximum 42 months, an affiliate of our Sponsor will be paid a total of $420,000 ($10,000 per month) for office space, administrative and support services. Under the Administrative Services Agreement, we had incurred $30,000 and $30,000 for the three months ended June 30, 2024 and 2023 and $60,000 and $60,000 for the six months ended June 30, 2024 and 2023, respectively. Administrative Service fees included in accrued expenses were $160,000 and $110,000 at June 30, 2024 and December 31, 2023, respectively.

We have entered into the Advisory Agreement with an affiliate of our Chief Executive Officer, pursuant to which we pay a total of $20,000 per month for advisory services relating to our search for and consummation of an initial Business Combination. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial Business Combination takes the maximum 42 months, an affiliate of our Chief Executive Officer will be paid a total of $840,000 ($20,000 per month) for such advisory services and will be entitled to be reimbursed for any out-of-pocket expenses. Under the Advisory Agreement, we had incurred $60,000 and $60,000 for the three months ended June 30, 2024 and 2023, respectively and $120,000 and $120,000 for the six months ended June 30, 2024 and 2023, respectively. Advisory Agreement fees included in accrued expenses were $260,000 and $180,000 at June 30, 2024 and December 31, 2023, respectively.

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

Liquidity and Going Concern Consideration

In connection with our assessment of going concern considerations in accordance with ASC 205-40, we have until January 2, 2025 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If we do not complete our Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Common Stock sold as part of the Units in the Initial Public Offering, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of franchise and income taxes payable and less up to $100,000 of such net interest which may be distributed to us to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Board of Directors, dissolve and liquidate, subject in each case to our obligations under the DGCL to provide for claims of creditors and the requirements of other applicable law.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit in the Initial Public Offering. In addition, if we fail to complete our Business Combination within the Combination Period, there will be no redemption rights or liquidating distributions with respect to the Warrants, which will expire worthless. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 2, 2025. The amount of time remaining to finalize a Business Combination does raise substantial doubt in our Company as a going concern.

In addition, at June 30, 2024 and December 31, 2023, we had current liabilities of $12,540,156 and $5,977,615, respectively, and working capital (deficit) of $(12,499,141) and $(5,959,611), respectively. These amounts include accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after June 30, 2024 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide us with additional working capital via the 2024 Promissory Note.

In connection with the vote to approve the Charter Amendment Proposals and the 2023 Redemptions, and during 2023, we received $1,565,444 from Continental, the Trustee of the Trust Account, from the excess interest in the Trust Account, pursuant to our letter of instructions requesting a withdrawal sufficient to meet any potential estimated tax obligations. In connection with the vote to approve the Second Extension Amendment Proposal and the 2024 Redemptions, we received $518,050 from Continental, from the excess interest in the Trust Account, pursuant to our letter of instructions requesting a withdrawal sufficient to meet any potential estimated tax obligations. We anticipate continuing to make payments on our operating expenses, including taxes as they become due and payable through a combination of cash held on the balance sheet and advances from the WCL Promissory Note and 2024 Promissory Note. We estimate as of June 30, 2024, income taxes payable of $330,970. As of June 30, 2024, our cash balances are insufficient to pay our estimated income tax obligation. The Sponsor has advised us that it is prepared to honor advances to meet our income tax obligations, less any cash held on our balance sheet, as they become due.

For the six months ended June 30, 2024, we made payments for operating expenses, including taxes, as well as other expenses and obligations.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended June 30, 2024. The material weakness was due to an ineffective control environment surrounding the lack of effectively designed controls to properly evaluate and assess certain period end expense accruals. Such ineffective control environment led to a misstatement that was corrected prior to the issuance of the financial statements contained in the 2023 Annual Report. This deficiency represents a material weakness in our internal control over financial reporting as of December 31, 2023 because it created a possibility that a material misstatement to our financial statements might not be detected or prevented on a timely basis.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Changes in Internal Control Over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, see the section titled “Risk Factors” contained in our (i)  IPO Registration Statement, (ii) Annual Reports on Form 10-K for the years ended December 31, 2021 and 2022, as filed with the SEC on March 30, 2022 and March 31, 2023, respectively, (iii) 2023 Annual Report, (iv) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, as filed with the SEC on May 16, 2022, July 27, 2022, November 14, 2022, May 15, 2023, August 18, 2023 and November 14, 2023, respectively, and (v) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on June 11, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Coincheck and the Coincheck Business Combination, please see the Registration Statement on Form F-4 filed by PubCo (relating to the Coincheck Business Combination and containing a proxy statement of our Company), a preliminary version of which was filed with the SEC on May 7, 2024.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On June 26, 2024, we held the 2024 Special Meeting and our stockholders approved, among other things, the Second Extension Amendment Proposal, which extended the date by which we must consummate a Business Combination from July 2, 2024 to January 2, 2025 (or such earlier date as determined by the Board of Directors). In connection with the 2024 Special Meeting and the vote to approve the Second Extension Amendment Proposal, Public Stockholders holding 592,601 Public Shares properly exercised their right to redeem such Public Shares for cash at a redemption price of approximately $10.64 per share, for an aggregate redemption amount of approximately $6.3 million. The 2024 Redemptions were effected on July 2, 2024.

There were no such repurchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
2.1	Second Amendment to Business Combination Agreement, dated as of May 28, 2024, by and among the Coincheck Business Combination Parties. (1)
3.1	Second Amendment to Amended and Restated Certificate of Incorporation of the Company. (2)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on May 30, 2024.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on July 2, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

Dated: July 30, 2024	/s/ Gary A. Simanson
	Name:	Gary A. Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: July 30, 2024	/s/ William A. Houlihan
	Name:	William A. Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)