Form 10-Q
period 2024-09-30
Thunder Bridge Capital Partners IV, Inc.
filed 2024-11-14
CIK 1843993

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, there were 9,485,736 shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and one share of Class B common stock, par value $0.0001 per share (the “Class B Common Stock,” and together with the Class A Common Stock, the “Common Stock”) of the registrant issued and outstanding.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash	$196	$13,002
Prepaid expenses	27,751	5,002
Total current assets	27,947	18,004
Cash held in Trust Account	31,467,808	37,273,384
Total assets	$31,495,755	$37,291,388

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$1,955,656	$1,664,765
Income taxes payable	421,311	1,460,954
Excise Taxes payable	2,133,974	2,070,896

WCL Promissory Note payable - related party	896,000	781,000
2024 Promissory Note Payable - related party	1,131,529	-
Total current liabilities	6,538,470	5,977,615
Warrant liability	633,118	390,110
Deferred underwriting fee payable	-	8,278,474
Total liabilities	7,171,588	14,646,199

Commitments

Shares subject to possible redemption, 2,924,486 and 3,517,087 shares at redemption value at September 30, 2024 and December 31, 2023, respectively.	31,347,808	37,025,930

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none outstanding	-	-
Class A Common Stock, $0.0001 par value; 200,000,000 shares authorized; 6,561,250 outstanding (excluding 2,924,486 and 3,517,087 shares subject to possible redemption) as of September 30, 2024 and December 31, 2023, respectively	656	656
Class B Common Stock, $0.0001 par value; 20,000,000 shares authorized; 1 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Additional paid in capital	8,278,474	-
Accumulated deficit	(15,302,771)	(14,381,397)
Total stockholders’ equity (deficit)	(7,023,641)	(14,380,741)
Total liabilities and stockholders’ equity (deficit)	$31,495,755	$37,291,388

See accompanying notes to the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Formation costs and other operating expenses	$308,884	$134,002	$880,026	$849,809
Loss from operations	(308,884)	(134,002)	(880,026)	(849,809)
Other income (loss):
Interest income	325,781	376,608	1,100,321	5,769,361
Change in fair value of warrant liability	195,703	390,110	(243,008)	390,110
Income before income taxes	212,600	632,716	(22,713)	5,309,662
Provision for income taxes	90,341	426,917	205,857	1,177,975
Net (loss) income	$122,259	$205,799	$(228,570)	$4,131,687
Weighted average shares redeemable outstanding Class A Common Stock	2,937,369	3,517,087	3,322,437	16,719,614
Basic and diluted net income per share, redeemable Class A Common Stock	$0.06	$0.09	$0.12	0.29

Weighted average shares outstanding non-redeemable Class A and Class B Common Stock	6,561,251	6,561,251	6,561,251	6,561,251
Basic and diluted net income (loss) per share, non-redeemable Class A and Class B Common Stock	$(0.01)	$(0.02)	$(0.09)	$(0.11)

See accompanying notes to the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - December 31, 2022	648,056	$65	5,913,196	$591	$-	$(11,696,926)	$(11,696,270)
Conversion of Class B Common Stock to Class A Common Stock	5,913,195	591	(5,913,195)	(591)	-	-	-

Common Stock subject to redemption	20,135,697	2,014	-	-	207,087,549	-	207,089,563
Common stock redeemed	(20,135,697)	(2,014)	-	-	(207,087,549)	(4,190,672)	(211,280,235)
Excise tax imposed on common stock redemption	-	-	-	-	-	(2,070,896)	(2,070,896)
Net income	-	-	-	-	-	3,925,888	3,925,888
Balance - June 30, 2023	6,561,250	656	1	-	-	(14,032,606)	(14,031,950)

Common Stock subject to redemption	-	-	-	-	-	(376,604)	(376,604)

Net income	-	-	-	-	-	205,799	205,799
Balance - September 30, 2023	6,561,250	$656	1	$-	$-	$(14,203,411)	$(14,202,755)

Balance - December 31, 2023	6,561,250	$656	1	$-	$-	$(14,381,397)	$(14,380,741)
Common Stock subject to redemption	-	-	-	-	-	(423,944)	(423,944)
Excise Tax imposed on Common Stock redemption	-	-	-	-	-	(63,078)	(63,078)

Net Loss	-	-	-	-	-	(350,829)	(350,829)
Balance - June 30, 2024	6,561,250	656	1	-	-	(15,219,248)	(15,218,592)
Common Stock subject to redemption	-	-	-	-	-	(205,782)	(205,782)

Settlement of deferred underwriting fee payable	-	-	-	-	8,278,474	-	8,278,474
Net income	-	-	-	-	-	122,259	122,259
Balance - September 30, 2024	6,561,250	$656	1	$-	$8,278,474	$(15,302,771)	$(7,023,641)

See accompanying notes to the unaudited condensed financial statements.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023

Cash flow from operating activities:
Net (loss) income	$(228,570)	$4,131,687
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned in Trust Account	(1,100,321)	(5,769,361)
Change in fair value of Warrant liability	243,008	(390,110)
Changes in operating assets and liabilities:
Prepaid expenses	(22,749)	93,466
Accounts payable and accrued expenses	290,891	(7,622)
Income taxes payable	(1,039,643)	753,986
Net cash used in operating activities	(1,857,384)	(1,187,954)

Cash flows from investing activities:
Proceeds from redemption of Trust Account	6,905,896	208,655,007
Net cash provided by investing activities	6,905,896	208,655,007

Cash flows from financing activities:
Redemption of common stock	(6,307,847)	(207,089,563)
Proceeds from WCL Promissory Note payable - related party	115,000	388,000
Proceeds from 2024 Promissory Note payable - related party	1,131,529	-
Repayments of WCL Promissory Note payable - related party	-	(594,000)
Net cash used in financing activities	(5,061,318)	(207,295,563)
Net change in cash	(12,806)	171,490
Cash at the beginning of the period	13,002	32,022
Cash at the end of the period	$196	$203,512

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$1,245,500	$423,989

Supplemental disclosures of noncash activities:
Excise Tax liabilities accrued for Common Stock with redemptions	$63,078	$2,070,896
Settlement of deferred underwriting fee payable	$8,278,474	-
Reclassification of shares subject to possible redemption to redemptions payable	$6,307,847	$207,089,563

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

As of September 30, 2024, the Company had not yet commenced any operations. All activity from the period of January 7, 2021 (inception) through September 30, 2024 related to the Company’s formation, the initial public offering that was consummated by the Company on July 2, 2021 (the “Initial Public Offering”), and subsequent to the completion of the Initial Public Offering, identifying a target company for and consummating a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The Registration Statement on Form S-1 for the Initial Public Offering, initially filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2021, as amended (File No. 333-254359), was declared effective on June 29, 2021 (the “IPO Registration Statement”). On July 2, 2021, the Company consummated the Initial Public Offering of 22,500,000 units (“Units” and, with respect to the (i) shares of Class A Common Stock included in the Units offered, the “Public Shares” and (ii) redeemable warrants included in the Units offered, the “Public Warrants”), generating gross proceeds of $225,000,000 (see Note 3).

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

Transaction costs of the Initial Public Offering and the Private Placement amounted to $12,793,700, consisting of (i) $4,500,000 of underwriting fees, (ii) 8,278,474 of deferred underwriting fees (see Note 6) and (iii) $418,700 of other costs.

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

The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.76 per share, as of September 30, 2024, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters of the Initial Public Offering (see Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Warrants. These shares of Class A Common Stock have been recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

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

The Company completed its Initial Public Offering, at which time, capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Additionally, the Sponsor executed the (i) WCL Promissory Note (as defined in Note 5) and (ii) 2024 Promissory Note (as defined in Note 5) to loan the Company up to $1,500,000 and $2,000,000, respectively. Through September 30, 2024, the Company had borrowed $1,500,000 and repaid $604,000 under the WCL Promissory Note. Through September 30, 2024, the Company had borrowed approximately $1,131,429 under the 2024 Promissory Note, and approximately $868,471 remained available to finance transaction costs in connection with the initial Business Combination.

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

As a result of the Founder Share Conversion (as defined in Note 5), the 2023 Redemptions and the 2024 Redemptions, as of September 30, 2024, there were 9,485,736 shares of Class A Common Stock issued and outstanding. (See Note 2).

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

During the second quarter of 2024, the Internal Revenue Service issued final regulations with respect to the timing and payment of the Excise Tax. These regulations provided that the filing and payment deadline for any liability incurred during the period from January 1, 2023 to December 31, 2023 would be October 31, 2024.

The Company is currently evaluating its options with respect to this obligation. Any amount of such Excise Tax not paid in full will be subject to additional interest and penalties which are currently estimated at 10% interest per annum and a 5% underpayment penalty per month or portion of a month up to 25% of the total liability for any amount that is unpaid from November 1, 2024 until paid in full.

In connection with the 2023 Special Meeting and the vote to approve the Charter Amendment Proposals, Public Stockholders exercised their right to redeem 20,135,697 Public Shares for a total of approximately $207.1 million. In connection with the 2024 Special Meeting and the vote to approve the Second Extension Amendment Proposal, Public Stockholders exercised their right to redeem 592,601 Public Shares for a total of approximately $6.3 million.

The Excise Tax should be recognized in the period incurred, that is when the repurchase occurs. Any reduction in the tax liability due to a subsequent stock issuance, or an event giving rise to an exception, that occurs within a tax year should be recorded in the period of such stock issuance or event giving rise to an exception. As of September 30, 2024 and December 31, 2023, the Company recorded $2,133,974 and $2,070,896 of Excise Tax liability calculated as 1% of the Public Shares redeemed on (i) July 3, 2023 in the 2023 Redemptions and (ii) July 2, 2024 in the 2024 Redemptions.

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

On July 18, 2024, the Company received a written notice (the “36-Month Notice”) from the Nasdaq Staff indicating that unless the Company timely requests a hearing before the Nasdaq Hearings Panel, trading of the Company’s securities on Nasdaq would be suspended due to the Company’s non-compliance with Nasdaq Listing Rule IM-5101-2 (the “36-Month Rule”), which requires that special purpose acquisition companies (“SPAC”) complete one or more Business Combinations within 36 months of the effectiveness of its initial public offering registration statement. The Company timely requested a hearing before the Nasdaq Hearings Panel to appeal the 36-Month Notice. On July 25, 2024, Nasdaq granted the Company’s hearing request, which stayed the suspension of trading of the Company’s securities on Nasdaq until the hearing process concludes and the Nasdaq Hearings Panel issues a written decision. The Company attended the hearing before the Nasdaq Hearings Panel on August 22, 2024. On September 11, 2024, the Nasdaq Hearings Panel determined to grant the Company’s request to continue its listing on Nasdaq, subject to the Company complying with certain requirements on or before January 14, 2025. (See Note 2).

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

Correction of an Immaterial Error in Previously Issued Financial Statements

During the three months ended December 31, 2023, the Company determined that it had made an error when calculating its December 31, 2022 accrual for legal fees in connection with the Coincheck Business Combination (as defined in Note 10).  Accordingly, the Company recorded an adjustment and concurrently corrected for an underaccrual of income taxes as of December 31, 2022 and revised the December 31, 2022 balances presented herein.  The revised reported amount of $(11,696,270) for the December 31, 2022 Stockholders’ Equity (Deficit) balance within the accompanying unaudited condensed statements of changes in stockholders’ equity (deficit) corrects the balance of $(10,800,081) previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as filed with the SEC on November 14, 2023.  The amounts reported for Stockholder Equity (Deficit) as of June 30, 2023 and September 30, 2023 in the accompany unaudited condensed statements of changes in stockholders’ equity (deficit) have also been adjusted for this correction in the same amount.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Liquidity, Capital Resources and Going Concern

As of September 30, 2024, the Company had a working capital deficit of approximately $6,510,523, including approximately $200 in its operating bank account.

The Company’s liquidity needs to date have been satisfied through (i) a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, (ii) an advance from an affiliate of the Sponsor of the payment of certain formation and operating costs on behalf of the Company and (iii) the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, as of September 30, 2024 and December 31, 2023, there was $896,000 and $781,000, respectively, outstanding under the WCL Promissory Note and $1,131,529 and $0, respectively, outstanding under the 2024 Promissory Note (see Note 5).

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

In connection with the vote to approve the Charter Amendment Proposals and the 2023 Redemptions, the Company received $1,565,444 from Continental, the trustee of the Trust Account, from the excess interest in the Trust Account, pursuant to the Company’s letter of instructions requesting a withdrawal sufficient to meet any potential estimated tax obligations. In connection with the vote to approve the Second Extension Amendment Proposal and the 2024 Redemptions, the Company received $518,050 from Continental, from the excess interest in the Trust Account, pursuant to the Company’s letter of instructions requesting a withdrawal sufficient to meet any potential estimated tax obligations. The Company anticipates continuing to make payments on its operating expenses, including taxes as they become due and payable through a combination of cash held on the balance sheet and advances under the 2024 Promissory Note. The Company estimates as of September 30, 2024, income taxes payable of $330,970. As of September 30, 2024, the Company’s cash balances are insufficient to pay its estimated income tax obligation. The Sponsor has advised the Company that it is prepared to honor advances to meet the Company’s income tax obligations, less any cash held on the Company’s balance sheet, as they become due.

For the nine months ended September 30, 2024, the Company made payments for operating expenses, including taxes, as well as other expenses and obligations.

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

The Company had $196 and $13,002 in cash and no cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Offering Costs

The Company complies with the requirements of FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs are charged against the carrying value of Class A Common Stock or the Company’s statement of operations based on the relative value of the Class A Common Stock and the Public Warrants to the proceeds received from the Units sold upon the completion of the Initial Public Offering. Accordingly, offering costs in the aggregate of $13,427,731 were recognized, $269,805 of which was allocated to the Warrants and immediately expensed included in formation costs and other operating expenses, and $13,157,926 was allocated to Class A Common Stock, reducing the carrying amount of such shares.

On July 29, 2024, the underwriters of the Initial Public Offering agreed to waive their rights to the deferred underwriting commission, pursuant to the Underwriting Agreement, the gain on the waived deferred underwriting commission was recognized as an increase in additional paid in capital.

Cash Held in Trust Account

On June 22, 2023, the Company instructed Continental to liquidate the investments held in the Trust Account as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of the Business Combination or liquidation. As a result, at September 30, 2024 and December 31, 2023, the assets held in the Trust Account were held in an interest-bearing demand deposit account at a bank.

Shares Subject to Possible Redemption

All of the Class A Common Stock sold as part of the Units in the Initial Public Offering contain a redemption feature that allows for the redemption of such shares (i) in connection with the Company’s liquidation, (ii) if there is a shareholder vote or tender offer in connection with the Business Combination and (iii) in connection with certain amendments to the Amended and Restated Charter. In accordance with ASC 480, conditionally redeemable Class A Common Stock (including Class A Common Stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, such shares are classified as stockholders’ equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Accordingly, as of September 30, 2024 and December 31, 2023, 2,924,486 and 3,517,087 shares of Class A Common Stock, respectively, representing the Public Shares, subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the accompanying condensed balance sheets.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The following tables reflect the calculation of basic and diluted net income (loss) per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income (Loss)	$122,259	$205,799	$(228,570)	$4,131,687
Accretion of redeemable Common Stock to redemption amount	(205,782)	(376,604)	(629,726)	(4,567,276)
Excise Taxes on stock redemption	-	-	(63,078)	(2,070,896)
Net income (loss) including accretion of temporary equity to redemption value and Excise Taxes on stock redemption	$(83,523)	$(170,805)	$(921,374)	$(2,506,485)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2024		2023		2024		2023
	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable	Redeemable	Non- redeemable
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss) including accretion of temporary equity to redemption value	$(25,829)	$(57,694)	$(59,607)	$(111,198)	$(309,723)	$(611,651)	$(1,800,082)	$(706,403)
Accretion of redeemable Common Stock to redemption value	205,782	-	376,604	-	629,726		4,567,276	-
Excise Taxes on stock redemption	-	-	-	-	63,078	-	2,070,896	-
Net income (loss)	$179,953	$(57,694)	$316,997	$(111,198)	$383,081	$(611,651)	$4,838,090	$(706,403)
Denominator:
Basic and diluted weighted average shares of Common Stock outstanding	2,937,369	6,561,252	3,517,087	6,561,252	3,322,437	6,561,252	16,719,614	6,561,252
Basic and diluted net income (loss) per share	$0.06	$(0.01)	$0.09	$(0.02)	$0.12	$(0.09)	$0.29	$(0.11)

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and Management believes the Company is not exposed to significant risks on such account.

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

Subsequent Events

Management of the Company evaluates events that have occurred after the balance sheet date of September 30, 2024 through the date the accompanying unaudited condensed financial statements were issued. Based upon the review, Management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements, except as follows:

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On September 11, 2024, the Nasdaq Hearings Panel determined to grant the Company’s request to continue its listing on Nasdaq, subject to the following: on or before January 14, 2025, the Company will complete the Coincheck Business Combination and demonstrate compliance with the 36-Month Rule and all applicable initial listing standards for the Nasdaq Capital Market. The Nasdaq Hearings Panel advised the Company that January 14, 2025, represents the full extent of the Nasdaq Hearings Panel’s discretion to grant continued listing while the Company is non-compliant with the 36-Month Rule (the “Exception Period”).

During the Exception Period, the Company must provide prompt notification of any significant events occurring that may affect compliance with Nasdaq requirements, including, but not limited to, any event calling into question the Company’s ability to meet the terms of the granted exception. The Nasdaq Hearings Panel reserved the right to reconsider the terms of the granted exception based on any event, condition or circumstance that exists or develops that would make continued listing of the Company’s securities inadvisable or unwarranted in the opinion of the Nasdaq Hearings Panel. Any compliance document will also be subject to review by the Nasdaq Hearings Panel during the Exception Period, and the Nasdaq Hearings Panel reserves the right to request additional information before determining compliance by the Company with the terms of the exception.

There can be no assurance that the Company will be able to, on or before January 14, 2025, (i) complete the Coincheck Business Combination, (ii) demonstrate compliance with the 36-Month Rule and all applicable initial listing standards for the Nasdaq Capital Market and (iii) maintain compliance with other Nasdaq listing requirements within the Exception Period.

On October 8, 2024, the Coincheck Business Combination Parties (as defined in Note 10) entered into the Third Amendment to Business Combination Agreement (the “Third BCA Amendment”) to delete the Sponsor’s and Company Shareholders’ (as defined in the Coincheck Business Combination Agreement) right to receive Sponsor Earn Out Shares and Company Shareholder Earn Out Shares, respectively (each as defined in the Coincheck Business Combination Agreement). Further, at the Closing (as defined in the Coincheck Business Combination Agreement), the Sponsor shall automatically forfeit and surrender, and PubCo (as defined in Note 10) shall repurchase for no consideration, 2,365,278 of the PubCo Ordinary Shares (as defined in the Coincheck Business Combination Agreement) to be delivered to the Sponsor.

On November 12, 2024, a registration statement on Form F-4 in connection with the Coincheck Business Combination was declared effective by the SEC and we filed and mailed a definitive proxy statement/prospectus to seek stockholder approval of the Coincheck Business Combination at a special meeting of stockholders to be held on December 5, 2024.

NOTE 3. INITIAL PUBLIC OFFERING

On July 2, 2021, the Company consummated its Initial Public Offering of 22,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one-fifth of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $11.50 per whole share (see Note 7).

On August 9, 2021, the underwriter of the Initial Public Offering exercised its over-allotment option in part and purchased an additional 1,152,784 Over-Allotment Units at $10.00 per Over-Allotment Unit.

NOTE 4. PRIVATE PLACEMENT

On July 2, 2021, simultaneously with the Initial Public Offering, the Sponsor purchased an aggregate of 625,000 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $6,250,000 in the Private Placement. On August 9, 2021, in connection with the Over-Allotment, the Company consummated the sale of an additional 23,055 Private Placement Units to the Sponsor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $230,550.

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

On June 29, 2023, following the approval of the Founder Share Amendment Proposal by the Company’s stockholders at the 2023 Special Meeting, the Company issued an aggregate of 5,913,195 shares of Class A Common Stock to the Sponsor upon the conversion of an equal number of shares of Class B Common Stock held by the Sponsor as Founder Shares (the “Founder Share Conversion”). The 5,913,195 shares of Class A Common Stock issued in connection with the Founder Share Conversion are subject to the same restrictions as applied to the Class B Common Stock before the Founder Share Conversion, as described above. As a result of the Founder Share Conversion, the 2023 Redemptions and the 2024 Redemptions, the Sponsor held approximately 69.1% of the issued and outstanding shares of Class A Common Stock, as of September 30, 2024.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The promissory notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of promissory notes may be converted upon consummation of a Business Combination into units at a price of $10.00 per unit. The units will be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 25, 2022, the Company issued a promissory note, representing a Working Capital Loan from the Sponsor, of up to $1,500,000 (as amended and restated, the “WCL Promissory Note”). At September 30, 2024 and December 31, 2023 there was $896,000 and $781,000 outstanding under the WCL Promissory Note, respectively. Through September 30, 2024, the Company had borrowed $1,500,000 and repaid $604,000 of the total advanced, so that $0 remained available to finance transaction costs in connection with the initial Business Combination.

The fair value of the WCL Promissory Note as of September 30, 2024 and December 31, 2023 was $896,000 and $781,000, respectively, with changes in fair value recorded to the accompanying unaudited condensed statements of operations. For the three and nine months ended September 30, 2024 and 2023, there were no changes in fair value recorded to the accompanying unaudited condensed statements of operations.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On March 28, 2024, the Company issued a promissory note to the Sponsor in the principal amount of up to $1,000,000 (as amended and restated, the “2024 Promissory Note”). On May 15, 2024, the Company amended and restated the 2024 Promissory Note to the Sponsor to increase the principal amount from up to $1,000,000 to up to $2,000,000. The rest of the terms of the 2024 Promissory Note remain the same, including that the 2024 Promissory Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of the Company’s liquidation. At September 30, 2024, there was $1,131,529 outstanding under the 2024 Promissory Note and approximately $868,000 remained available to borrow under the 2024 Promissory Note.

Administrative Services Agreement

On June 29, 2021, the Company entered into an Administrative Services Agreement with First Capital Group, LLC, an affiliate of the Sponsor (“First Capital”, and such agreement, the “Administrative Services Agreement”). Pursuant to the Administrative Services Agreement, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays First Capital a total of $10,000 per month for office space, utilities and secretarial and administrative support. The Company had incurred $30,000 and $30,000 for the three months ended September 30, 2024 and 2023 and $90,000 and $90,000 for the nine months ended September 30, 2024 and 2023, respectively. Administrative Service fees included in accrued expenses were $190,000 and $110,000 at September 30, 2024 and December 31, 2023, respectively.

Advisory Agreement

On June 29, 2021, the Company entered into an Advisory Agreement with an affiliate of its Chief Executive Officer (the “Advisory Agreement”). Pursuant to the Advisory Agreement, commencing on July 2, 2021, through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company pays such affiliate a monthly fee of $20,000 for advisory services related to its search for and consummation of its Business Combination. The Company had incurred $60,000 and $60,000 for the three months ended September 30, 2024 and 2023 and $180,000 and $180,000 for the nine months ended September 30, 2024 and 2023, respectively. Advisory Agreement fees included in accrued expenses were $320,000 and $180,000 at September 30, 2024 and December 31, 2023, respectively.

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

Underwriting Agreement

Pursuant to the Underwriting Agreement, dated June 29, 2021, the Company entered into with Morgan Stanley & Co. LLC (the “Underwriting Agreement”), the Company granted the underwriters of the Initial Public Offering a 45-day option to purchase up to 3,375,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On August 9, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,152,784 Over-Allotment Units.

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

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

On July 29, 2024, the underwriters of the Initial Public Offering agreed to waive their rights to the deferred underwriting commission held in the Trust Account.

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

At September 30, 2024 and December 31, 2023, there were (i) 4,730,557 whole Public Warrants outstanding with a fair value of $614,972 and $378,445, respectively, and (ii) 129,611 Private Placement Warrants outstanding with a fair value of $18,146 and $11,665, respectively.

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

NOTE 8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

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

As a result of the Founder Share Conversion, the 2023 Redemptions and the 2024 Redemptions, as of September 30, 2024 and December 31, 2023, there were 6,561,250 shares of Class A Common Stock issued and outstanding (excluding 2,924,486 and 3,517,087 shares of Class A Common Stock subject to possible redemption, respectively).

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

Following the Founder Share Conversion, the 2023 Redemptions and the 2024 Redemptions, at September 30, 2024 and December 31, 2023, there were 9,485,736 and 10,078,337 shares of Class A Common Stock issued and outstanding and one share of Class B Common Stock issued and outstanding and the Sponsor held approximately 69.1% and 65.1% of the issued and outstanding shares of Class A Common Stock, respectively.

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

The following table presents information about the Company’s assets and liabilities including those that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2024	2023
Assets:
Cash held in Trust Account (1)	1	$31,467,808	$37,273,384

Liabilities:
Public Warrants (1)	1	$614,972	$378,445
Private Placement Warrants (1)	2	18,146	11,665
WCL Promissory Note payable – related party (1)	3	896,000	781,000
2024 Promissory Note payable – related party	3	1,131,529	-

(1)	Measured at fair value on a recurring basis.

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

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of September 30, 2024 and December 31, 2023, is classified as Level 1 due to the use of an observable market quote in an active market under the ticker “THCPW”. As the transfer of Private Placement Warrants to anyone outside of a small group of individuals who are permitted transferees would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is classified as Level 2, due to the use of observable inputs.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at the subsequent measurement date:

Input	September 30, 2024
Risk-free interest rate	3.58%
Expected term (years)	5
Expected term to consummate the Business Combination (years)	0.29
Expected Volatility	23.4%
Exercise Price	11.50
Stock price	10.53

As of September 30, 2024, the aggregate values of the Private Placement Warrants and Public Warrants were approximately $18,146 and $614,972, respectively.

THUNDER BRIDGE CAPITAL PARTNERS IV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The following table presents the changes in the fair value of Warrant liabilities:

	Private
	Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2023	$11,665	$378,445	$390,110
Change in valuation inputs and other assumptions	6,481	236,527	243,008
Fair value as of September 30, 2024	$18,146	$614,972	$633,118

	Private
	Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2022	$28,515	$898,806	$927,321
Change in valuation inputs and other assumptions	(11,665)	(378,445)	(390,110)
Fair value as of September 30, 2023	$16,850	$520,361	$537,211

NOTE 10. BUSINESS COMBINATION

On March 22, 2022, the Company entered into a business combination agreement (as amended, the “Coincheck Business Combination Agreement”), by and among the Company, Coincheck Group B.V., a Dutch private limited liability company (besloten vennootschap met beperkte aansprakelijkheid) (“PubCo”), M1 Co G.K., a Japanese limited liability company (godo kaisha) (“HoldCo”), Coincheck Merger Sub, Inc., a Delaware corporation (“Merger Sub”), and Coincheck, Inc., a Japanese joint stock company (kabushiki kaisha) (“Coincheck” and collectively, with the Company, PubCo, HoldCo and Merger Sub, the “Coincheck Business Combination Parties”). On May 31, 2023, the Coincheck Business Combination Parties entered into an amendment to the Coincheck Business Combination Agreement, extending the Termination Date (as defined in the Coincheck Business Combination Agreement) from July 2, 2023 to July 2, 2024, and providing an additional termination right for the Company and for Coincheck, if at any time prior to Closing, the Common Stock or Warrants are delisted on the Nasdaq Global Market, subject to an available cure period. On May 28, 2024, the Coincheck Business Combination Parties entered into a second amendment to the Coincheck Business Combination Agreement, extending the Termination Date from July 2, 2024 to January 2, 2025.

If the Coincheck Business Combination Agreement is approved by the Company’s stockholders, and the transactions contemplated by the Coincheck Business Combination Agreement are consummated, (i) Coincheck equityholders will conduct a share exchange pursuant to which they will receive shares of PubCo and Coincheck will become a wholly owned subsidiary of PubCo and (ii) the Company will merge with and into a wholly-owned subsidiary of PubCo, with the Company continuing as the surviving corporation and a wholly owned subsidiary of PubCo, with Company stockholders and warrant holders receiving identical numbers of securities of PubCo (collectively, the “Coincheck Business Combination”).

As consideration for the Coincheck Business Combination, Coincheck equity holders will receive approximately $1.25 billion in PubCo securities, valued at $10.00 per ordinary share, as well as the contingent right to receive up to 50 million PubCo ordinary shares as an earn out, with 25 million ordinary shares to be awarded if the closing price of PubCo ordinary shares equals or exceeds $12.50 for 20 out of 30 consecutive trading days, and 25 million ordinary shares to be issued if the closing price of PubCo ordinary shares equals or exceeds $15.00 for 20 out of 30 consecutive trading days.

The consummation of the Coincheck Business Combination is subject to customary closing conditions, as well as a minimum cash condition of $100 million, after giving effect to any redemptions by Company stockholders, and third-party financing, if any.

The foregoing description of the Coincheck Business Combination Agreement is subject to and qualified in its entirety by reference to the full text of the (i) Coincheck Business Combination Agreement, a copy of which was filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on April 1, 2024 (the “2023 Annual Report”), (ii) amendment to the Coincheck Business Combination Agreement, a copy of which was filed with the 2023 Annual Report and (iii) second amendment to the Coincheck Business Combination Agreement, a copy of which was filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, as filed with the SEC on July 30, 2024. Other than as specifically discussed, this Report and the 2023 Annual Report do not give effect to the proposed Coincheck Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (this “Report”) including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our Management, as well as assumptions made by, and information currently available to, our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements”.

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

The SEC has adopted new rules and regulations relating to SPACs, which became effective on July 1, 2024. The 2024 SPAC Rules require, among other matters, (i) additional disclosures relating to SPAC sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants for Business Combination registration statements. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Recent Developments

On September 11, 2024, the Nasdaq Hearings Panel determined to grant our request to continue our listing on Nasdaq, subject to the following: on or before January 14, 2025, we will complete the Coincheck Business Combination and demonstrate compliance with the 36-Month Rule and all applicable initial listing standards for the Nasdaq Capital Market. The Nasdaq Hearings Panel advised us that January 14, 2025, represents the full extent of the Nasdaq Hearings Panel’s discretion to grant continued listing while we are non-compliant with the 36-Month Rule.

During the Exception Period, we must provide prompt notification of any significant events occurring that may affect compliance with Nasdaq requirements, including, but not limited to, any event calling into question our ability to meet the terms of the granted exception. The Nasdaq Hearings Panel reserved the right to reconsider the terms of the granted exception based on any event, condition or circumstance that exists or develops that would make continued listing of our securities inadvisable or unwarranted in the opinion of the Nasdaq Hearings Panel. Any compliance document will also be subject to review by the Nasdaq Hearings Panel during the Exception Period, and the Nasdaq Hearings Panel reserves the right to request additional information before determining compliance by us with the terms of the exception.

There can be no assurance that we will be able to, on or before January 14, 2025, (i) complete the Coincheck Business Combination, (ii) demonstrate compliance with the 36-Month Rule and all applicable initial listing standards for the Nasdaq Capital Market and (iii) maintain compliance with other Nasdaq listing requirements within the Exception Period.

On October 8, 2024, the Coincheck Business Combination Parties entered into the Third BCA Amendment to delete the Sponsor’s and Company Shareholders’ right to receive Sponsor Earn Out Shares and Company Shareholder Earn Out Shares, respectively (as defined in the Coincheck Business Combination Agreement). Further, at the Closing, the Sponsor shall automatically forfeit and surrender, and PubCo shall repurchase for no consideration, 2,365,278 of the PubCo Ordinary Shares to be delivered to the Sponsor.

On November 12, 2024, a registration statement on Form F-4 in connection with the Coincheck Business Combination was declared effective by the SEC and we filed and mailed a definitive proxy statement/prospectus to seek stockholder approval of the Coincheck Business Combination at a special meeting of stockholders to be held on December 5, 2024.

Coincheck Business Combination

On March 22, 2022, we entered into the Coincheck Business Combination Agreement, by and among the Coincheck Business Combination Parties, as amended on May 31, 2023, May 28, 2024 and October 8, 2024. The Coincheck Business Combination Agreement was unanimously approved by our Board of Directors. If the Coincheck Business Combination Agreement is approved by our stockholders, and the Coincheck Business Combination is consummated, (i) Coincheck equity holders will conduct a share exchange pursuant to which they will receive shares of PubCo and Coincheck will become a wholly owned subsidiary of PubCo and (ii) we will merge with and into a wholly owned subsidiary of PubCo, with our Company continuing as the surviving corporation and a wholly owned subsidiary of PubCo, with our stockholders and warrant holders, receiving identical numbers of securities of PubCo.

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

Following the Founder Share Conversion, the 2023 Redemptions and the 2024 Redemptions, (i) there were 9,485,736 shares of Class A Common Stock and one share of Class B Common Stock issued and outstanding and (ii) the Sponsor held approximately 69.1% of the issued and outstanding shares of Common Stock as of September 30, 2024.

Nasdaq Notice

On October 24, 2023, we received the Total Stockholders Notice from the Nasdaq Staff notifying us that we were not in compliance with the Total Stockholders Rule. The Total Stockholders Notice stated that we had until December 8, 2023 to provide Nasdaq with a plan to regain compliance. If the plan was accepted, Nasdaq Staff may grant an extension of up to 180 calendar days from the date of the Total Stockholders Notice to evidence compliance. If Nasdaq Staff did not accept our plan, we would have the opportunity to appeal that decision to a Nasdaq Hearings Panel. The Total Stockholders Notice had no immediate effect on the listing of our securities, and our securities continued to trade on the Nasdaq Global Market.

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

On July 18, 2024, we received the 36-Month Notice from the Nasdaq Staff indicating that unless we timely request a hearing before the Nasdaq Hearings Panel, trading of our securities on Nasdaq would be suspended due to our non-compliance with the 36-Month Rule, which requires that a SPAC complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement. We timely requested a hearing before the Nasdaq Hearings Panel to appeal the 36-Month Notice. On July 25, 2024, Nasdaq granted our hearing request, which stayed the suspension of trading of our securities on Nasdaq until the hearing process concluded and the Nasdaq Hearings Panel issued a written decision. We attended the hearing before the Nasdaq Hearings Panel on August 22, 2024. On September 11, 2024, the Nasdaq Hearings Panel determined to grant the Company’s request to continue its listing on Nasdaq, subject to the Company complying with certain requirements on or before January 14, 2025.

Results of Operations

For the three months ended September 30, 2024 and 2023, we had net income of $122,259 and $205,799, respectively. The net income consisted of formation and operating costs of $308,884 and $134,002, interest income of $325,781 and $376,608, income from the change in fair value of our Warrant liability of $195,703 and $390,110 and a provision of income taxes of $90,341 and $426,917, respectively.

For the nine months ended September 30, 2024 and 2023, we had net income (loss) of $(228,570) and $4,131,687 respectively. The net income (loss) consisted of formation and operating costs of $880,026 and $849,809, interest income of $1,100,321 and $5,769,361, income (loss) from the change in fair value of our Warrant liability of $(243,008) and $390,110 and a provision of income taxes of $205,857 and $1,177,975, respectively.

Since the consummation of our Initial Public Offering through September 30, 2024, our activity has been limited to the evaluation of potential initial Business Combination candidates, and consummating the initial Business Combination, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

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

Liquidity, Capital Resources and Going Concern

As indicated in the unaudited condensed financial statements and the notes thereto included in Item 1. “Financial Statements”, we had $196 held outside of the Trust Account that is available to us to fund our working capital requirements and approximately $31,467,808 held inside the Trust Account as of September 30, 2024.

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

On June 22, 2023, we instructed Continental to liquidate the investments held in the Trust Account as of July 1, 2023, and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A., with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, at September 30, 2024, the assets held in the Trust Account were invested in an interest-bearing demand deposit account at a bank and are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

On March 25, 2022, the Sponsor executed the WCL Promissory Note, representing a Working Capital Loan from the Sponsor to us, of up to $1,500,000. At September 30, 2024 and December 31, 2023, there was $896,000 and $781,000 outstanding under the WCL Promissory Note, respectively, and $0 and $115,000 remained available to finance transaction costs in connection with the initial Business Combination. Through September 30, 2024, we had borrowed $1,500,000 and repaid $604,000 of the total advanced.

On March 28, 2024, we issued the 2024 Promissory Note to the Sponsor in the principal amount of up to $1,000,000. The 2024 Promissory Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the initial Business Combination, and (ii) the date of our liquidation. On May 15, 2024, we amended and restated the 2024 Promissory Note to increase the principal amount from up to $1,000,000 to up to $2,000,000. The rest of the terms of the 2024 Promissory Note remain the same. At September 30, 2024, there was approximately $1,131,529 outstanding under the 2024 Promissory Note and approximately 868,000 remained available to borrow under the 2024 Promissory Note.

As of September 30, 2024, we had a working capital deficit of approximately $6,511,000, including approximately $200 in our operating bank account.

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

In connection with our assessment of going concern considerations in accordance with ASC 205-40, we have evaluated our liquidity and financial condition and determined that it is probable we will not be able to meet our obligations over the period of one year from the issuance date of the unaudited condensed financial statements included in Item 1. “Financial Statements”. In addition, while our plans to seek additional funding or to consummate an initial Business Combination, there is no guarantee we will be able to borrow such funds from our Sponsor, an affiliate of the Sponsor, or certain of our officers and directors in order to meet our obligations through the earlier of the consummation of an initial Business Combination or one year from this filing. We have determined that the uncertainty surrounding our liquidity condition raises substantial doubt about our ability to continue as a going concern. The unaudited condensed financial statements included in Item 1. “Financial Statements” do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

At September 30, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than the Warrant liability of $633,118.

Underwriting Agreement

The underwriters of the Initial Public Offering were paid a cash underwriting fee of 2% of gross proceeds of the Initial Public Offering and the over-allotment option, or $4,730,557. In addition, the underwriters are entitled to aggregate deferred underwriting commissions of $8,278,474, consisting of 3.5% of the gross proceeds of the Initial Public Offering. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an initial Business Combination, subject to the terms of the Underwriting Agreement.

On July 29, 2024, the underwriters of the Initial Public Offering agreed to waive their rights to the deferred underwriting commission held in the Trust Account in the event we do not complete a Business Combination within the Combination Period, pursuant to the Underwriting Agreement, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares in the event of our liquidation (as described elsewhere in this Report).

Administrative Services Agreement

We have entered into the Administrative Services Agreement with First Capital, an affiliate of our Sponsor, pursuant to which we pay a total of $10,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial Business Combination takes the maximum 42 months, an affiliate of our Sponsor will be paid a total of $420,000 ($10,000 per month) for office space, administrative and support services. Under the Administrative Services Agreement, we had incurred $30,000 and $30,000 for the three months ended September 30, 2024 and 2023 and $90,000 and $90,000 for the nine months ended September 30, 2024 and 2023, respectively. Administrative Service fees included in accrued expenses were $190,000 and $110,000 at September 30, 2024 and December 31, 2023, respectively.

Advisory Agreement

We have entered into the Advisory Agreement with an affiliate of our Chief Executive Officer, pursuant to which we pay a total of $20,000 per month for advisory services relating to our search for and consummation of an initial Business Combination. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial Business Combination takes the maximum 42 months, an affiliate of our Chief Executive Officer will be paid a total of $840,000 ($20,000 per month) for such advisory services and will be entitled to be reimbursed for any out-of-pocket expenses. Under the Advisory Agreement, we had incurred $60,000 and $60,000 for the three months ended September 30, 2024 and 2023, respectively and $180,000 and $180,000 for the nine months ended September 30, 2024 and 2023, respectively. Advisory Agreement fees included in accrued expenses were $320,000 and $180,000 at September 30, 2024 and December 31, 2023, respectively.

Critical Accounting Estimates and Policies

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

In addition, at September 30, 2024 and December 31, 2023, we had current liabilities of $6,538,470and $5,977,615, respectively, and working capital (deficit) of $(6,510,523) and $(5,959,611), respectively. These amounts include accrued expenses owed to professionals, consultants, advisors and others who are working on seeking a Business Combination. Such work is continuing after September 30, 2024 and amounts are continuing to accrue. In order to finance ongoing operating costs, the Sponsor or an affiliate of the Sponsor may provide us with additional working capital via the 2024 Promissory Note.

In connection with the vote to approve the Charter Amendment Proposals and the 2023 Redemptions, and during 2023, we received $1,565,444 from Continental, the Trustee of the Trust Account, from the excess interest in the Trust Account, pursuant to our letter of instructions requesting a withdrawal sufficient to meet any potential estimated tax obligations. In connection with the vote to approve the Second Extension Amendment Proposal and the 2024 Redemptions, we received $518,050 from Continental, from the excess interest in the Trust Account, pursuant to our letter of instructions requesting a withdrawal sufficient to meet any potential estimated tax obligations. We anticipate continuing to make payments on our operating expenses, including taxes as they become due and payable through a combination of cash held on the balance sheet and advances from the WCL Promissory Note and 2024 Promissory Note. We estimate as of September 30, 2024, income taxes payable of $330,970. As of September 30, 2024, our cash balances are insufficient to pay our estimated income tax obligation. The Sponsor has advised us that it is prepared to honor advances to meet our income tax obligations, less any cash held on our balance sheet, as they become due.

For the nine months ended September 30, 2024, we made payments for operating expenses, including taxes, as well as other expenses and obligations.

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

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in Item 1. “Financial Statements”.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended September 30, 2024. The material weakness was due to an ineffective control environment surrounding the lack of effectively designed controls to properly evaluate and assess certain period end expense accruals. Such ineffective control environment led to a misstatement that was corrected prior to the issuance of the financial statements contained in the 2023 Annual Report. This deficiency represents a material weakness in our internal control over financial reporting as of December 31, 2023 because it created a possibility that a material misstatement to our financial statements might not be detected or prevented on a timely basis.

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

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. For additional risks relating to our operations, other than as set forth below, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) Annual Reports on Form 10-K for the years ended December 31, 2021 and 2022, as filed with the SEC on March 30, 2022 and March 31, 2023, respectively, (iii) 2023 Annual Report, (iv) Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, as filed with the SEC on May 16, 2022, July 27, 2022, November 14, 2022, May 15, 2023, August 18, 2023 and November 14, 2023, respectively, and (v) Definitive Proxy Statement on Schedule 14A, as filed with the SEC on June 11, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Coincheck and the Coincheck Business Combination, please see the definitive proxy statement filed with the SEC on November 12, 2024.

Our securities will be suspended from trading on Nasdaq and delisted if we do not (i) complete the Coincheck Business Combination and (ii) demonstrate compliance with the 36-Month Rule and all applicable initial listing standards for the Nasdaq Capital Market within the Exception Period. Any trading suspension or delisting could have a material adverse effect on the trading of our securities and may adversely affect our ability to consummate an initial Business Combination.

On September 11, 2024, the Nasdaq Hearings Panel determined to grant our request to continue our listing on Nasdaq, subject to the following: on or before January 14, 2025, we will complete the Coincheck Business Combination and demonstrate compliance with the 36-Month Rule and all applicable initial listing standards for the Nasdaq Capital Market. The Nasdaq Hearings Panel advised us that January 14, 2025, represents the full extent of the Nasdaq Hearings Panel’s discretion to grant continued listing while we are non-compliant with the 36-Month Rule.

During the Exception Period, we must provide prompt notification of any significant events occurring that may affect compliance with Nasdaq requirements, including, but not limited to, any event calling into question our ability to meet the terms of the granted exception. The Nasdaq Hearings Panel reserved the right to reconsider the terms of the granted exception based on any event, condition or circumstance that exists or develops that would make continued listing of our securities inadvisable or unwarranted in the opinion of the Nasdaq Hearings Panel. Any compliance document will also be subject to review by the Nasdaq Hearings Panel during the Exception Period, and the Nasdaq Hearings Panel reserves the right to request additional information before determining compliance by us with the terms of the exception.

Under the previous Nasdaq rule, a SPAC not in compliance with the 36-Month Requirement could request a hearing before the Nasdaq Hearing Panel, which would have the effect of staying any potential delisting. However, in rules that became effective on October 7, 2024 (the “New Nasdaq Rules”), which includes removing the stay relating to the 36-Month Rule. Under the New Nasdaq Rules, a SPAC’s Nasdaq-listed securities will be immediately suspended from trading through the pendency of the Nasdaq Hearing Panel’s review. In addition, the scope of the Nasdaq Hearing Panel’s review is limited, as the Nasdaq Hearing Panel may only reverse a delisting determination by the staff of the Listing Qualifications Department of Nasdaq (a “Staff Delisting Determination”) where it determines that the Staff Delisting Determination was made in error and that the SPAC never failed to satisfy the 36-Month Rule. In such cases, the Nasdaq Hearing Panel is no longer able to consider facts indicating that the SPAC had regained compliance since the date of the Staff Delisting Determination, nor may the Nasdaq Hearing Panel grant an exception allowing the SPAC additional time to regain compliance. If a SPAC completes a Business Combination after receiving a Staff Delisting Determination and/or demonstrates compliance with all applicable initial listing requirements, the combined company will apply to list its securities on Nasdaq pursuant to the normal application review process. The New Nasdaq Rules contained a list of deficiencies that would immediately result in a Staff Delisting Determination, which includes noncompliance with the 36-Month Rule.

Accordingly, unless we are able to (i) complete the Coincheck Business Combination on or before January 14, 2025, (ii) demonstrate compliance with the 36-Month Rule and all applicable initial listing standards for the Nasdaq Capital Market and (iii) maintain compliance with other Nasdaq listing requirements within the Exception Period, our securities will be suspended from trading on Nasdaq and delisted. If Nasdaq were to suspend our securities from trading and delist our securities, our securities could potentially be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	appearing to be less attractive to potential target companies than an exchange listed SPAC;

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A Common Stock is a “penny stock,” which will require brokers trading in our Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

In addition, if our securities are delisted from Nasdaq, trading in our securities, and offers and sales of our securities by us, may be subject to state securities regulation and additional compliance costs.

Our Public Stockholders’ exercise of redemption rights with respect to a large number of Public Shares in the 2023 Redemptions and 2024 Redemptions may affect our ability to complete an initial Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all.

Over the past two years, the redemption rate of shares held by Public Stockholders of SPACs at the time of a stockholder meeting that approves an amendment to the charter of the SPAC or the initial Business Combination of the SPAC has been very high, thereby increasing the likelihood that we, too, may be subject to significant redemptions that may affect our ability to complete an initial Business Combination.

In connection with the vote to approve the Charter Amendment Proposals at the 2023 Special Meeting, 20,135,697 Public Shares were redeemed at a price per Public Share of approximately $10.28. In connection with the vote to approve the Second Extension Amendment Proposal at the 2024 Special Meeting, 592,601 Public Shares were redeemed at a price per Public Share of approximately $10.64. The 2023 Redemptions and the 2024 Redemptions reduced the (i) number of total outstanding Public Shares to 2,924,486 (as of September 30, 2024), and (ii) total amount held in the Trust Account to approximately $31,467,808 (as of September 30, 2024).

Due to the high rates of redemptions of Public Shares in connection with stockholder votes on extensions or Business Combinations of SPACs, we may need to rely upon significant PIPE or other outside financing to provide cash to our post-Business Combination company. Obtaining financing in connection with initial Business Combinations of SPACs has in recent times been very difficult, with many financings available only on terms that are onerous to the surviving company of the Business Combination. The failure to secure additional financing on reasonable terms could have a material adverse effect on the continued development or growth of the target business. None of the Sponsor or our other stockholders is required to provide any financing to us in connection with or after our initial Business Combination. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels or on onerous terms. The above considerations may limit our ability to complete a Business Combination in the most desirable manner that will optimize the capital structure of the combined company, or at all. If we are unable to complete an initial Business Combination, our Public Stockholders may only receive approximately $10.76 per Public Share on the liquidation of our Trust Account, as of September 30, 2024, and our Warrants will expire worthless. In certain circumstances, our Public Stockholders may receive less than $10.76 per share on the redemption of their Public Shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, as filed with the SEC on August 16, 2021. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

On June 22, 2023, we instructed Continental to liquidate the investments held in the Trust Account as of July 1, 2023,  and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at JPMorgan Chase Bank, N.A, with Continental continuing to act as trustee, until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and the Private Placement are no longer invested in U.S. government securities or money market funds invested in U.S. government securities.

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

The following table contains monthly information about the repurchases of our equity securities for the three months ended September 30, 2024:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 31, 2024	592,601	$10.64	—	—

August 1 – August 31, 2024	—	—	—	—

September 1 – September 30, 2024	—	—	—	—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
10.1	Third Amendment to Business Combination Agreement, dated as of October 8, 2024, by and among the Coincheck Business Combination Parties. (1)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on October 11, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2024	THUNDER BRIDGE CAPITAL PARTNERS IV, INC.

	By:	/s/ Gary A. Simanson
	Name:	Gary A. Simanson
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2024	By:	/s/ William A. Houlihan
	Name:	William A. Houlihan
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)